Form 10QSB
period 1996-09-30
ALLEGIANT TECHNOLOGIES INC
filed 1996-11-14
CIK 934880

(Mark One)

|X|  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended September 30, 1996

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______ to ______

Commission file number 333-7727

                           Allegiant Technologies Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Washington                          98-0138706
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

          9740 Scranton Place, Suite 300, San Diego, California, 92121
                    (Address of Principal Executive Offices)

                         (619) 587 - 0500, Extension 105
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                           No          X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value, $0.01 per share, 8,107,295 shares of common stock outstanding as of September 30, 1996

         Transitional Small Business Disclosure Format (check one):

Yes                           No         X

                           ALLEGIANT TECHNOLOGIES INC.
                                  FORM 10 - QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS


                                                                        PAGE


PART I:             FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets
   -- September 30, 1996 and September 30, 1995.........................

Statements of Income
   -- Three Months Ended September 30, 1996 and 1995....................
   -- Nine Months Ended September 30, 1996 and 1995.....................

Statements of  Cash Flows
   -- Three Months Ended September 30, 1996 and 1995....................
   -- Nine Months Ended September 30, 1996 and 1995.....................

Notes to Financial Statements...........................................

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................

PART II:            OTHER INFORMATION

Item 6. Reports on Form 8-K.............................................

SIGNATURES..............................................................

                                                ALLEGIANT TECHNOLOGIES INC.


                                                   FINANCIAL STATEMENTS
                                           (Expressed in United States Dollars)
                                           (Unaudited - Prepared by Management)

                                                    SEPTEMBER 30, 1996

ALLEGIANT TECHNOLOGIES INC.
BALANCE SHEET
(Expressed in United States Dollars)


                                                                                                    September 30
                                                                                         ------------------------------
                                                                                                   1995            1996
                                                                                         --------------   -------------

ASSETS

Current assets
    Cash and cash equivalents                                                            $      465,115   $     480,722
    Accounts receivable, net of allowance for doubtful accounts
       of $5,914 in 1995 and $25,000 in 1996                                                    172,363          93,271
    Inventories                                                                                 105,314          72,266
    Prepaid expenses and deposits                                                                49,449          36,789
                                                                                         --------------   -------------

                                                                                                792,241         683,048
Deposits                                                                                          -              17,709
Property and equipment, net (Note 3)                                                            222,897         257,120
Intangible assets, net  (Note 4)                                                                415,336         290,740
Deferred costs                                                                                    -              63,523
                                                                                         --------------   -------------

    Total assets                                                                         $    1,430,474   $   1,312,140
                                                                                         ==============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                     $      130,123   $     186,765
    Accrued liabilities and reserves                                                              2,980         104,175
    Deferred revenues                                                                            36,377          43,570
    Current portion of notes payable                                                             50,319          22,335
                                                                                         --------------   -------------
    Total current liabilities                                                                   219,799         356,845

Deferred Rent                                                                                     -              36,502
Notes payable, net of current portion  (Note 5)                                                  22,335           -
Debentures payable (note 6)                                                                       -             495,775
                                                                                         --------------   -------------

    Total liabilities                                                                           242,134         889,122
                                                                                         --------------   -------------

Commitments  (Note 7)

Shareholders' equity Capital stock (Note 9)
       Authorized:
           50,000,000   preferred shares, par value $0.01 per share
          100,000,000   common shares, par value $0.01 per share
       Issued and outstanding:
            8,107,295   common shares (1995 -7,009,795)                                          70,098          81,073
       Additional paid-in capital                                                             2,316,056       3,965,092
       Accumulated deficit                                                                   (1,197,814)     (3,623,147)
                                                                                         --------------   -------------

       Total shareholders' equity                                                             1,188,340         423,018
                                                                                         --------------   -------------

       Total liabilities and shareholders' equity                                        $    1,430,474   $   1,312,140
                                                                                         ==============   =============











                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
STATEMENT OF EARNINGS AND DEFICIT
(Expressed in United States Dollars)


                                                              Three Months Ended                  Nine Months Ended
                                                                September 30                          September 30
                                                        -------------------------------  ------------------------------
                                                                  1995            1996             1995            1996
                                                        --------------   -------------   --------------   -------------


NET REVENUE                                             $      572,717   $     243,629   $    1,817,068   $   1,153,425

COST OF REVENUE                                                126,427          55,827          452,784         249,037
                                                        --------------   -------------   --------------   -------------

GROSS PROFIT                                                   446,290         187,802        1,364,284         904,388
                                                        --------------   -------------   --------------   -------------


EXPENSES
    Sales and marketing                                        345,241         293,027          874,407       1,248,711
    Research and development                                   187,705         249,754          420,723         732,770
    General and administrative                                 223,690         223,658          556,277         735,786
    Amortization of purchase of intangibles                     31,149          31,149           91,364          99,697
                                                        --------------   -------------   --------------   -------------

    Total operating expenses                                   787,785         797,588        1,942,771       2,816,964
                                                        --------------   -------------   --------------   -------------


Loss from operations                                          (341,495)       (609,786)        (578,487)     (1,912,576)


    Interest Income                                              8,283          12,741           12,001          21,220
    Interest Expense                                              (852)        (10,341)          (4,630)        (47,727)
                                                        --------------   -------------   --------------   -------------


Net Loss                                                      (334,064)       (607,386)        (571,116)     (1,939,083)


Deficit,  beginning of period                                 (863,750)     (3,015,761)        (626,698)     (1,684,064)
                                                        --------------   -------------   --------------   -------------


Deficit,  end of period                                 $   (1,197,814)  $  (3,623,147)  $   (1,197,814)  $  (3,623,147)
                                                        ==============   =============   ==============   =============










                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                          Amount Paid
                                               Number                     in Excess of
                                            of Shares        Par Value       par Value          Deficit           Total


Balance at December 31, 1994            $   5,634,000   $       56,340   $   1,205,660   $     (626,698)  $     635,302

Shares issued  - cash                         875,000            8,750         866,250            -             875,000
               - corporate finance fee         64,545              645          63,900            -              64,545
               - exercise of warrants         186,250            1,863         189,865            -             191,728
               - conversion of note
                    payable                   250,000            2,500         247,500            -             250,000

Offering costs                                  -                -            (257,119)           -            (257,119)

Loss for the period                             -                -               -             (571,116)       (571,116)
                                        -------------   --------------   -------------   --------------   -------------


Balance at September 30, 1995               7,009,795           70,098       2,316,056       (1,197,814)      1,188,340

Shares issued  - exercise of warrants          32,500              325          26,697            -              27,022
               - issuance of warrants           -                -              39,000            -              39,000

Offering costs - adjustment                     -                -              22,645            -              22,645

Net loss                                        -                -               -             (486,250)       (486,250)
                                        -------------   --------------   -------------   --------------   -------------


Balance at December 31, 1995                7,042,295           70,423       2,404,398       (1,684,064)        790,757

Shares issued  -  cash                        815,000            8,150       1,621,850            -
1,630,000
               -  exercise of warrants        250,000            2,500         247,500            -             250,000

Offering Costs                                  -                -            (308,656)           -            (308,656)

Net loss                                        -                -               -           (1,939,083)     (1,939,083)
                                        -------------   --------------   -------------   --------------   -------------


Balance at September 30, 1996               8,107,295   $       81,073   $   3,965,092   $   (3,623,147)  $     423,018
                                        =============   ==============   =============   ==============   =============
























                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in United States Dollars)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                        ------------------------------   ------------------------------

                                                                  1995            1996             1995            1996
                                                        --------------   -------------   --------------   -------------


OPERATING ACTIVITIES
    Net loss                                            $     (334,064)  $    (607,386)  $     (571,116)  $  (1,939,083)
    Adjustments to reconcile net loss to
       net cash used in operating activities                      -               -               -               -
    Amortization and depreciation                               42,749          50,468          115,064         151,137
    Changes in operating assets and liabilities
       Accounts receivable                                      44,351          32,344           25,262          41,005
       Inventories                                             (15,536)          6,767          (54,364)         27,101
       Prepaid expenses and deposits                            59,266          22,880          (20,202)         19,316
       Accounts payable and accrued liabilities                  6,333          93,740          (48,614)         45,001
       Deferred revenues                                        (5,913)         (8,946)          16,577         (10,228)
                                                        --------------   -------------   --------------   -------------

    Net cash used for operating activities                    (202,814)       (410,133)        (537,393)     (1,665,751)
                                                        --------------   -------------   --------------   -------------


INVESTING ACTIVITIES
    Purchase of property and equipment                         (94,152)         (1,136)        (150,413)        (61,181)
    Purchase of  intangible assets                              52,895            -             (47,105)          -
                                                        --------------   -------------   --------------   -------------

    Net cash used for investing activities                     (41,257)         (1,136)        (197,518)        (61,181)
                                                        --------------   -------------   --------------   -------------


FINANCING ACTIVITIES
    Proceeds from issuance of capital stock                    441,728            -           1,381,273       1,880,000
    Share offering cost                                           -               -            (257,119)       (308,656)
    Proceeds from notes payable                                   -               -             100,000           -
    Payments on notes payable                                 (261,891)        (13,006)        (277,346)        (38,159)
    Deferred costs                                             (52,895)        (33,523)           -              12,727
    Deferred rent                                                 -             14,500            -              10,099
    Amortization of debt discount                                 -              2,977            -              34,775
                                                        --------------   -------------   --------------   -------------

    Net cash provided by financing activities                  126,942         (29,052)         946,808       1,590,786
                                                        --------------   -------------   --------------   -------------


Increase/(decrease) in cash and cash equivalents              (117,129)       (440,321)         211,897        (136,146)

Cash and cash equivalents, beginning of period                 582,244         921,043          253,218         616,868
                                                        --------------   -------------   --------------   -------------

Cash and cash equivalents, end of period                $      465,115   $     480,722   $      465,115   $     480,722
                                                        ==============   =============   ==============   =============












                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




1.      NATURE OF OPERATIONS

     Allegiant Technologies Inc. was incorporated in the State of Washington on December 28, 1993 and was registered to carry on business in the State of California on March 23, 1994.

     The Company's principal line of business is developing, marketing and supporting interactive multimedia development software.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Inventories

        Inventories consists primarily of software media, manuals and related packing materials. Inventories are valued at standard cost, which approximates the lower of cost, determined on a first-in, first-out basis, or market.

        Capital assets

        Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives ranging from three to seven years using the straight-line method.

        Intangible assets

        Intangible assets are recorded at cost. Amortization is provided over the estimated useful lives of five years using the straight-line method. Management evaluates the future realization of intangible assets quarterly and writes down any amounts that management deems unlikely to be recorded through future product sales. To date no write downs have been recorded to intangible assets.

        Deferred costs

        Deferred costs will be offset against the proceeds of equity financing or amortized over the period of debt financing.

        Capitalized software costs

        Financial accounting standards provide for capitalization of certain software development costs after technical feasibility of the software is attained. No such costs were capitalized in the first or second quarter of 1995 or 1996 because the impact on the financial statements would not be material.

        Revenue Recognition

        Revenue is derived from product sales and licenses, maintenance contracts and consulting, training and other services. Revenues from product sales and licenses are recognized upon shipment of the products. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training and other services are recognized in the period in which services are performed. To the extent that an engagement is projected to be completed at a loss, a provision for the full amount of the loss is provided at that time.






                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




2.      SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd.....)

        Revenue Recognition (cont'd.....)

        The Company may enter into agreements whereby it licenses products or provides customers the right to multiple copies. Such agreements generally provide for non-refundable fixed fees which are recognized at delivery of the product master or the first copy. Per copy royalties in excess of the fixed minimum amounts and refundable license fees are recognized as revenue when such amounts are reported to the Company and no longer refundable.

        The Company will sell its products throughout the world, however the most significant geographical area is the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on domestic sales. The Company maintains an allowance for potential credit losses. Additionally, the Company maintains an allowance for anticipated returns on products sold to distributors and direct customers.

        Foreign currency translation

        The Company translates foreign currency transactions and balances using the temporal method. Under this method, monetary assets and liabilities are translated at period-end rates whereas non-monetary assets and liabilities are recorded at rates prevailing at the transaction dates. Revenue and expenses are translated at the average monthly rate throughout the period. Currency gains and losses are reflected in the results of operations for the periods and were not significant.

        Reclassifications

        Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

        Income taxes

        The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes".

        New accounting standards

        In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the effect of adoption of SFAS 121 will be material. There was no impact from the adoption of SFAS 121 in 1996.

        In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method in its December 31, 1996 financial statements. The Company does not plan to adopt the fair value based method.






                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




2.      SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd.....)


        United States Generally Accepted Accounting Principles

        Accounting under United States and Canadian generally accepted accounting principles is substantially the same with respect to the accounting principles used by the Company in the preparation of these financial statements.



3.      CAPITAL ASSETS

                                                                                                    September 30
                                                                                         ------------------------------

                                                                                                   1995            1996
                                                                                         --------------   -------------
        Capital assets consist of:

           Furniture and fixtures                                                        $      114,933   $     154,240
           Office equipment                                                                      24,091          22,290
           Computer equipment                                                                   122,170         189,700
                                                                                         --------------   -------------

                                                                                                261,194         366,230
        Accumulated depreciation                                                                (38,297)       (109,110)
                                                                                         --------------   -------------

                                                                                         $      222,897   $     257,120
                                                                                         ==============   =============


4.      INTANGIBLE ASSETS

                                                                                                     September 30
                                                                                         ------------------------------

                                                                                                   1995            1996
                                                                                         --------------   -------------
        Intangible assets consist of:

           Acquisition costs of software                                                 $      498,000   $     498,000
           Royalty buyout                                                                       100,000         100,000
                                                                                         --------------   -------------

                                                                                                598,000         598,000
           Accumulated amortization                                                            (182,664)       (307,260)
                                                                                         --------------   -------------

                                                                                         $      415,336   $     290,740
                                                                                         ==============   =============





                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




5.      NOTES PAYABLE

                                                                                                     September 30
                                                                                         ------------------------------
                                                                                                   1995            1996
                                                                                         --------------   -------------

        Note  payable  on  buyout of  royalty,  payable  over two years in equal monthly installments commencing March 1, 1995 with
           interest at 9% per annum.                                                     $       72,654   $      22,335

        Less: current portion                                                                   (50,319)        (22,335)
                                                                                         --------------   -------------

        Notes payable less current portion                                               $       22,335   $        -
                                                                                         ==============   ==========


6.      DEBENTURES PAYABLE

                                                                                                     September 30
                                                                                         ------------------------------
                                                                                                   1995            1996
                                                                                         --------------   -------------
       The Company has issued  debentures  in the  aggregate  amount of $500,000 which may be  converted  into Units of the Issuer at a price of $1.70 per Unit  until  December  18,  1996 and  thereafter  at $1.96  until
           December 18, 1997, at the option of the holder. Each Unit consists of one common share and one share purchase warrant  entitling the holder to purchase an  additional  common share at $1.70 until  December 18,
           1996 and thereafter at $1.96 until December 18, 1997. The debentures, if not  converted  into Units,  are due on  December  18,  1997.  The debentures are secured by a
           general charge over the assets of the Company.                                $         -      $     500,000

        Less unamortized discount                                                                  -             (4,225)
                                                                                         --------------   -------------

                                                                                         $         -      $     495,775
                                                                                         ==============   =============


7.      COMMITMENTS

        Lease

        The Company leases office space. Minimum lease payments are as follows:

           1996                            $     47,808
           1997                                 147,630
           1998                                 123,377





                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




8.      INCOME TAXES

        A valuation allowance has been recognized to offset the deferred tax assets resulting from net operating loss carry forwards and research tax credits as realization of such assets is uncertain.


9.      CAPITAL STOCK

        Authorized
             50,000,000 preferred stock, par value $0.01 per share. The Board of
                        Directors has the authority to divide the shares into one or more series and to determine their attributes at the time of issuance.
            100,000,000 common stock, par value $0.01 per share

        Included in issued and outstanding shares are 2,000,000 performance shares to be released from escrow on the basis of 1 share for every $0.52 Cdn of pre-tax cash earned by the Company. Of the performance shares, 675,000 shares have further vesting provisions attached to them in addition to the earn-out provisions. The value of these performance shares will be charged to expense at the time of their release from escrow.

        The Company granted directors and employees stock options to purchase 1,610,000 common shares of the Company.

        The option price varies from $1.40 Cdn to $3.66 Cdn and the option expiry dates range from May 24, 2000 to December 8, 2000.

        The Company has outstanding share purchase warrants entitling the holders to purchase common shares of the Company as follows:


                                    Number                Exercise Price              Expiry Date

                                    88,235                 $1.70 - $1.96              December 18, 1997

                                    81,500                         $2.30              April 25, 1998

                                   150,000               Cdn  $3.15 - $3.62           April 25, 1998

                                   407,500                         $2.30              Apriil 25, 1998
        =============================================================================================



10.     RELATED PARTY TRANSACTIONS

        During the nine months ended September 30, 1996, the Company paid $22,500 (1995 - $22,500) in management fees to a company controlled by certain directors of the Company.









                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1996




11.     SEGMENTED INFORMATION

        Substantially all the Company's operations, employees and assets are located in the United States.

        A significant portion of the Company's sales are to customers in foreign countries. Sales for the three months and nine months ended September 30, 1995 and 1996 are as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                    September 30
                                                             ---------------------------  -----------------------------

                                                                     1995           1996            1995           1996
                                                             ------------   ------------   -------------   ------------
        Sales by geographical region:
           Japan                                             $      1,765   $     24,618   $      85,116   $    129,287
           Europe                                                  79,034         27,390         204,353        183,336
           Other                                                   49,155           -            109,842         73,433
                                                             ------------   ------------   -------------   ------------

           Total export sales                                     129,954         52,008         399,311        386,056
           United States                                          442,763        191,621       1,417,757        767,369
                                                             ------------   ------------   -------------   ------------

           Net sales                                         $    572,717   $    243,629   $   1,817,068   $  1,153,425
                                                             ============   ============   =============   ============













                                                        Unaudited.

ALLEGIANT TECHNOLOGIES INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996



Overview

This section contains forward-looking statements regarding the Company's business and financial condition. No assurance can be given that actual results of operations will not differ materially from the forward-looking statements contained herein.

The Company has a limited history of operations. It was incorporated on December 28, 1993, acquired SuperCard together with its customer franchise, from Aldus Corporation ("Aldus") on February 4, 1994, and released its first product upgrade in June 1994. The Company has incurred substantial start-up expenses and planned development and infrastructure expenditures necessary to position the company for future growth, which has resulted in cumulative net losses to September 30, 1996 of $3,623,147. The Company's revenues to date have been substantially derived from the sale of SuperCard. The sale of Marionet, the Company's Internet scripting tool and its second product offering, commenced in January 1996. There can be no assurance that product sales will either continue at historical rates or increase or achieve market acceptance. The company's historical rate of growth should not be taken as indicative of growth rates that can be expected in the future.

Substantially all of the revenues of the Company from its inception to date are from the sale or license of SuperCard. The Company expects that its revenues will continue to be dependent upon SuperCard and that competition for SuperCard will intensify in the future. A decline in the sales of SuperCard, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operation. Currently, SuperCard is only fully functional on the Macintosh computer. Although the Company plans to release a version of SuperCard for the Windows operating system, a decline in the sales rate of a multimedia-capable Macintosh computers could have a material adverse effect on the Company's results of operations. Until the Company releases a version of SuperCard for the Windows operating system, the future of SuperCard and its economic viability will be tied to the perception of software developers regarding the utility of developing software for Macintosh and other Apple computers.

The Company expects to continue to increase expenses primarily in the areas of marketing and software engineering as part of a strategy to increase market share, expand the number of markets in which the Company's products are sold and facilitate new product development. There can be no assurance that the Company's business strategies will be successful.

To date, the Company expensed all of its software development costs and amortized purchased intangibles over five years on a straight-line basis. See Notes to the Financial Statements for a complete description of the Company's accounting policies.



























                                                      -  continued  -

ALLEGIANT TECHNOLOGIES INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996



continued.....

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

                                                                        Three                          Nine
                                                                     Months Ended                   Months Ended
                                                                     September 30,                  September 30,

                                                                     1995           1996          1995            1996
                                                             ------------   ------------     -------------     --------
     Revenue:

        Net product sales                                              99%            98%             90%            98%

        Service fees and royalty income                                 1              2              10              2
                                                             ------------   ------------   -------------   ------------

     Net revenue                                                      100            100             100            100

     Cost of revenue                                                   22             23              25             22
                                                             ------------   ------------   -------------   ------------

     Gross profit                                                      78             77              75             78
                                                             ------------   ------------   -------------   ------------

     Expenses:

        Sales and marketing                                            62            120              48            108
        Research and development                                       33            102              23             63
        General and administrative                                     39             92              31             64
        Amortization                                                    4             13               5              9
                                                             ------------   ------------   -------------   ------------

     Total operating expenses                                         138            327             107            244
                                                             ------------   ------------   -------------   ------------

     Loss from operations                                             (60)          (250)            (32)          (166)

     Net interest income (expense)                                      2              1               1             (2)
                                                             ------------   ------------   -------------   ------------

     Net loss                                                         (58)%        (249)%           (47)%         (168)%
                                                             ============   ============   ==============  ============
























                                                      -  continued  -

ALLEGIANT TECHNOLOGIES INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996



continued.....

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 36.5% from $1,817,068 for the nine months ended September 30, 1995 to $1,153,425 for the nine months ended September 30, 1996. The decrease is due to the following factors: (1) revenues for the first nine months of 1995 include a non recurring non-refundable advance royalty of $100,000, (2) net product sales during the first nine months of 1995 were from the sale of SuperCard version 2.0 which was at the beginning of a product upgrade cycle whereas sales for 1996 were substantially from the sale of version 2.5 which was at the end of a product upgrade cycle, (3) the announced changes at Apple Computer negatively affected purchasing decisions because the Company's products are currently dependent on the Macintosh operating platform, and (4) the Company increased its reserves in 1996 for anticipated products returns and future vendor support services to 10% of gross product revenues from less than 5%, based on its recent historical product return experience. The initial sales of Marionet, which was introduced in the first quarter of 1996, were slower than expected. Financing delays prevented the Company from undertaking its planned marketing program to increase market awareness. The Company is reviewing its current business model and market emphasis to determine the most expeditious means to maximize revenues from the sale or license of Marionet technology.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue decreased from $452,784 to $349,037 (25% of net revenues to 22%) for the first nine months of 1996 as compared to 1995. The decrease is primarily due to the change in costs associated with other vendor products that were bundled with SuperCard from time to time.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs increased from $874,407 to $1,248,711 (48% of net revenues to 10%) for the first nine months of 1996 as compared to 1995. The increase is due to the following factors: (1) the Company substantially increased its presence at the MacWorld conferences and other trade shows to properly position the Company within the industry; (2) it increased its staff levels from 19 employees at the end of the first quarter of 1995 to 29 employees to facilitate planned growth; (3) it commenced a roll out program for its first Windows product which was delayed as a result of financing delays and technology changes; (4) it incurred approximately $150,000 in introductory marketing costs associated with the introduction of Marionet. The Company is reviewing its marketing plans and infrastructure costs in relation to its current product development plans and its available working capital.











                                                      -  continued  -

ALLEGIANT TECHNOLOGIES INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996



continued.....

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures increased from $420,723 to $735,786 (from 23% of net revenues to 63%) for the first nine months of 1996 as compared to 1995. The increase in research and development costs is directly attributable to the increase in engineering staff necessary to complete the Company's current product development plan.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer. General and administrative expenses increased from $556,277 to $732,770 (31% of net revenues to 64%) for the first nine months of 1996 as compared to 1995. The increase in general and administrative expenses is not attributable to any particular factor. The Company increased staffing and required larger premises. The percentage change is primarily the result of a decrease in net revenues.


     Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Total net revenues decreased by 57% from $572,717 for the three months ended September 30, 1995 to $243,629 for the three months ended September 30, 1996. The decrease is due to the fact that net product sales during the third quarter of 1995 were from the sale of SuperCard version 2.0, which was at the beginning of a product upgrade cycle, whereas sales for 1996 were substantially from the sale of version 2.5 which was at the end of a product upgrade cycle.

Cost of revenue, as a percentage of net revenues, remained constant for the third quarter of 1996 as compared to 1995.

Total sales and marketing costs decreased minimally from $345,241 to $293,027 for the third quarter of 1996 as compared to 1995. The costs are substantially represented by fixed costs associated with the sales and marketing department.

Research and development expenditures increased from $187,705 to $249,754 for the third quarter of 1996 as compared to 1995. The increase in research and development costs is directly attributable to the increase in engineering staff necessary to complete the Company's current product development plan.

General and administrative expenses, substantially represented by fixed costs, were approximately the same for the third quarter of 1996 as compared to 1995. The Company increased staffing and required larger premises. The percentage change is primarily the result of a decrease in net revenues.







                                                      -  continued  -

ALLEGIANT TECHNOLOGIES INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1996



continued.....

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a combination of equity and convertible debt placements. As of September 30, 1996 the Company had cash equivalents of $465,115 and working capital of $572,442. Based on its current staffing levels and product developments schedule, the Company believes that its existing working capital and funds anticipated to be derived from operations will satisfy the Company's projected working capital and capital expenditure requirements through December 31, 1996. The Company's primary future needs for capital are for expanded product development, marketing and selling expenses and working capital to finance inventories and accounts receivable for sales growth. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's product development, competitive and technological advances, marketing acceptance of the Company's products and other factors.

The Company is seeking additional funding through public or private sales of securities, including equity securities and is negotiating for the conversion of outstanding debentures into common shares of the Company. There are no assurances the Company will be successful in securing additional funding or in its negotiations with the holders of the debentures.

PART II.            OTHER INFORMATION

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    None filed during the period ended September 30, 1996.

Items 1, 2, 3, 4, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on November 6, 1996.

                            ALLEGIANT TECHNOLOGIES INC.

                        By: /s/ Joel Staadecker
                            Joel Staddecker President and
                            Chief Executive Officer


DATE:   November 6, 1996