Form 10KSB
period 1996-12-31
ALLEGIANT TECHNOLOGIES INC
filed 1997-03-31
CIK 934880

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ________ to ________

                        Commission File Number 333-07727

                           ALLEGIANT TECHNOLOGIES INC.
                 (Name of Small Business Issuer in Its Charter)

        Washington                                      98-0138706
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification  No.)

  9740 Scranton Place, Suite 300
     San Diego, California                                 92121
(Address of Principal Executive Offices)                 (Zip Code)

         Issuer's Telephone Number, Including Area Code: (619) 587-0500

Securities registered under Section 12(b) of the Exchange Act:  None

                                                      Name of Each Exchange on
 Title of Each Class                                       Which Registered

       None                                                     None

Securities  registered  under  Section  12(g)  of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Allegiant Technologies Inc.'s revenues for the most recent fiscal year were $1,357,965.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 17, 1997 was $1,850,000.

Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, as of March 17, 1997 was 8,107,295.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                     Form 10-KSB Reference Location
       None.                                               N/A

                                     PART I


Item 1.  Description of Business.

General

The Company has a limited history of operations. It was incorporated on December 28, 1993, acquired SuperCard together with its customer franchise, from Aldus Corporation ("Aldus") on February 4, 1994, and released its first product upgrade in June 1994. Since then the Company has released version 2.0, 2.5 and
3.0 of SuperCard and a new product called Marionet, The Company has incurred substantial start up, development and other expenses in excess of revenues which has resulted in cumulative net losses to December 31, 1996 of $4,438,653.
The Company's revenues to date have been substantially derived from the sale of SuperCard and to a much lesser extent the sale of Marionet, both for the Macintosh platform.

Allegiant Technologies Inc. designs, develops and markets multimedia, Internet, and application development software authoring tools used to create interactive, multimedia communication, education, entertainment, presentation and information management applications ("Multimedia Applications"). The Company's proprietary technology, "SuperCard," comprises a set of sophisticated software authoring tools which enable professional Multimedia Application developers to combine text, images, graphics, video, animation, and sound into a wide variety of application software. The primary applications for SuperCard include corporate training and performance support, entertainment, multimedia presentations, education, interactive information kiosks and data base front-ends for information systems applications. The Company's products are designed for relative ease of use and are based on a high-level scripting language, "SuperTalk," which does not require knowledge of an independent programming language. Currently, SuperCard runs only on computers compatible with the Macintosh operating system. The Company is currently developing a Windows version of SuperCard, which it intends to ship it in 1997.

The Company's strategy is to expand the availability and accessibility of its SuperCard core technology by developing software products which (i) create multiple platform software applications which can run in both Macintosh and Windows-based operating environments; (ii) enable the creation, deployment, access and management of Multimedia Applications on the Web, and (iii) expand the user base for the Company's products by enabling non-professional developers and home users to create custom Multimedia Applications. The Company has recently announced its strategy for authoring and delivering Multimedia Applications on the Internet and the Web, which initially consists of three products Marionet, Roadster and Xenon. These products are designed to run on multiple platforms and operating systems. Marionet allows Multimedia and Internet Application developers to create completely custom applications that access and manage information across the Internet. Roadster, designed to run as a plug-in application to Web browsers, such as Netscape's Navigator, enables SuperCard Multimedia Applications to run interactively across the Web. In order to establish the Company's products as the standard for the development of Multimedia Applications on the Web, the Company intends to make Roadster available free of charge to users. Xenon is intended as a Multimedia Application development tool for the Internet based on SuperCard technology which will permit businesses and organizations to build interactive Multimedia Applications for Web sites. The Macintosh version of Marionet began shipping in January 1996 and a version which runs on the Windows operating system was shipped in December, 1996.

Products

    SuperCard

The Company's proprietary technology, "SuperCard," comprises a set of sophisticated software authoring tools which enable professional Multimedia Application developers to combine text, images, graphics, video, animation, and sound into a wide variety of application software. Version 2.5 was released on August 8, 1995 and was chosen by MacUser Magazine as the winner of its 1995 Editor's Choice Award for Best New Multimedia Authoring Application and by Macworld Magazine as a World Class Award finalist which honors the "Best of the Best" Mac products. Version 3.0 was released in December, 1996. Currently, SuperCard runs only on computers compatible with the Macintosh operating system.

The SuperCard "technology" consists of a development environment known as SuperEdit, a run-time editor known as SuperCard, a debugging tool known as
ScriptTracer and a scripting language known as SuperTalk, all of which are packaged and sold under the trade name "SuperCard." A SuperCard user needs to be familiar with the Macintosh interface and have a basic knowledge of Macintosh graphics applications that perform bitmapped editing ("painting") and vector-editing ("drawing"). SuperCard is based on a high-level scripting language which does not require knowledge of an independent programming language. SuperCard offers a rich, object-based visual development environment coupled with "SuperTalk," the most complete implementation of the industry standard, fourth-generation programming language commonly known as HyperTalk. SuperCard's SuperTalk supports the widest range of operating system-level messages, which means that developers can script more sophisticated levels of interactivity in their work. This combination of features enables developers to easily and quickly create Multimedia Applications that in many cases couldn't be executed in competing authoring tools and which would take more time and more expensive engineering talent to execute in a conventional programming language.

One of the most common uses for SuperCard is the building of Multimedia Applications or "titles" such as computer games or CD-ROMs which use more than one media source (i.e. graphics and sound) to deliver content to users. Applications that are created, tested and modified with SuperCard are designed to function as stand-alone multimedia "titles" that do not require SuperCard to run.

Another common use of SuperCard is the building of computer-based management information systems for the delivery of information throughout an organization. SuperCard allows the user to organize and present data including pictures or full motion video, graphical illustrations, sound and text within an easy-to-access environment.

SuperCard-based applications have won the 1994 MacUser Magazine Editor's Choice Award for best new multimedia software (Digital Chisel) and several of the top awards for the most innovative Multimedia Applications in 1993 (presented by NewMedia Magazine), including the grand prize winner, the "Animated Dissection of Anatomy for Medicine" (A.D.A.M.) from ADAM Software.

SuperCard has been used by Boeing Company to develop the prototype for its computer-based training of pilots and mechanics for its 777 aircraft, by Harvard and Yale University Medical Schools to develop training applications, by Mercedes-Benz to develop performance support applications which deliver schematics to the point of manufacture and by Toyota to develop presentation applications, including an interactive marketing presentation of the Toyota Tercel.

Based upon sales by the Company, the Company estimates that there are more than 7,000 active developer/users. As of December 31, 1996, total unit sales since the introduction of SuperCard in 1989 were approximately 60,000.


    Marionet

On January 9, 1996, the Company introduced its new Macintosh Internet scripting kit, Marionet version 1.0 at the Macworld Exposition in San Francisco. Marionet is a software solution that allows Internet developers to create custom applications that access and manage information across the Internet. Designed to work in conjunction with popular authoring tools such as SuperCard, Macromedia's Director and AppleScript aware productivity applications, Marionet is a complete, script-level interface to the Internet that runs transparently in the background as a "faceless" background task. A convenient Control Panel allows users to set common preferences. Responding to simple, English-like commands from authoring tools that utilize an External Command (XCMD) interface, such as the Company's SuperCard, Apple HyperCard and Macromedia Director, or from productivity applications that support attachable AppleScripts, such as Claris FileMaker Pro, Microsoft Excel and UserLand Frontier, Marionet offers complete control over standard Internet protocols and also includes a dramatic new custom peer-to-peer protocol called "Chat". Marionet uses Apple's Thread Manager to full advantage for asynchronous operation and can also function synchronously.

Management believes that the applications for Marionet run from sophisticated Web page authoring and maintenance tools to personal or collaborative applications. Management believes that Marionet will enable (i) CD-ROM titles to be integrated into dynamic Internet access and retrieval, (ii) software companies to provide automatic software updates or build automatic e-mail support as an integral part of their applications, (iii) educational institutions to build Internet browsers that only offer access to selected Internet sites (e.g. the university system), (iv) trainers to deliver "distance-learning" applications that are easily and automatically updated from a central web site and (v) individuals to create multi-player games, collaborate with family members or develop tools to automatically gather information.

Marionet 1.1. An enhanced, multiple platform version of Marionet was released in December, 1996. This release is the first version of Marionet for Windows-based and Macintosh-based personal computers, and is designed to deliver enhancements over the current version of Marionet on the Macintosh. Marionet includes more complete support for the currently supported Internet protocols, support for additional protocols for a broader range of host authoring tools.

Product Development Plans

The product release dates and anticipated shipping schedules of the products set forth below are based on the Company's current schedule. In the normal course of its business, the Company may decide to re-order its priorities and to accelerate development of one product. Due to limitations on the Company's resources, such a re-ordering of product priorities may cause the development and shipment of other products to be delayed.


    Roadster

Roadster is a multiple platform plug-in to Web browsers, such as Netscape's Navigator, that is designed to play SuperCard-based content distributed over the Web. Roadster is designed to enable Macintosh and Windows-based Web developers to incorporate dynamic, media-rich SuperCard content directly into a Web page and give anyone on the Internet access to content developed in SuperCard. Roadster is derived from SuperCard software technology and will support all of the SuperTalk language that is appropriate in the Internet environment. It is designed to bridge the Web application development and multimedia worlds, just as SuperCard appeals to those same audiences in the desktop market. The version of Roadster was released in the fourth quarter of 1996. Roadster has several inherent advantages over more complex solutions for delivering multimedia over the Internet, including:

          Roadster  is  an  integrated  environment  that  supports  significant application functionality and numerous media formats. With these capabilities, it is possible to build rich multimedia experiences for playback entirely within the single Roadster plug-in. While some individual features of Roadster may be matched by a single-purpose plug-in, to the Company's knowledge, no other plug-ins available today offer this level of integration and ease of development. Approximating this functionality with existing tools would require a complex combination of HTML scripting, utilization of several other plug-ins and programming.

          Roadster is a distributed environment. A key strength of SuperCard is its ability to employ and play back external media within an application shell. This strength enables Roadster to meet the requirements of delivering meaningful interactive multimedia experiences within the bandwidth limitations of the Internet. For instance, a Roadster developer can create a simple shell application that can be downloaded quickly and provide a fast response to the user. Additional data elements can then be streamed to the user and cached locally to play back within the shell. In the worst case the data will arrive as fast as it would in a conventional HTML environment; in many cases the developer can anticipate and sequence data downloading so that the user never has to experience wait times. In this way the end user can have a positive experience with the data almost immediately, bandwidth can be maximized by continuously downloading data and the developer can exercise great control over the user experience across a wide range of bandwidths.

          Roadster is extensible. While the underlying SuperCard technology is extensible on the Macintosh and Windows, that capability has been excised from Roadster as a security measure. An extensible version of Roadster which will permit a software developer to add capabilities to Roadster is scheduled to be available during 1997. In addition, a future version of Roadster will include support for Sun Microsystem's programming language, Java.

          Roadster is accessible. The underlying SuperTalk scripting engine is based on HyperTalk the industry standard for fourth-generation scripting languages. Out of the box, Roadster's scripting language will be understandable to literally millions of content and applications developers on both platforms who have used SuperCard, HyperCard, Director and Toolbook.

          Roadster will be available free of charge on the Internet.

The Company believes that its future success will depend in large part on its ability to enhance its existing products and to develop and introduce new products on a timely basis. New products or enhancements must keep pace with competitive offerings, adapt to new delivery platforms and emerging industry standards and provide additional functionality. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on the Company's results of operations. The Company currently has a number of new product development efforts under way. Any delay in the release of scheduled product offerings could have a material adverse impact on the Company's results of operations.

Sales, Marketing and Distribution

The Company generates brand awareness and demand for its products through public relations activities, advertising, product reviews, competitive upgrade offerings, and national and local trade shows. The Company also uses direct mail and support services to introduce and educate customers about new products and enhancements, and to cross-sell additional products to current customers such as new products resulting from the Company's development efforts or third-party products that the Company licenses or co-markets. In addition, the Company uses multimedia to sell multimedia by distributing a variety of interactive demonstration materials directly to prospects. The Company has initiated a direct mail-order campaign with registered users to introduce versions 1.7, 2.0 and 2.5 of SuperCard and version 1.0 of Marionet and will do the same with new product enhancements and service offerings. The Company allows trial versions of its products to be downloaded from its Internet home page on the Web so that prospective purchasers may try the Company's products for specific periods of time before purchase is required.

The Company distributes its products through multiple distribution channels, including traditional software distributors, international distributors, value-added-resellers, educational market distributors, hardware and software vendors and for certain large customers, direct sales and licenses. The Company has entered into a non-exclusive cooperative agreement with MacWarehouse and PC Connection and is pursuing other traditional channels.

SuperCard is generally sold as part of a "studio," which includes a video editor, animation package, sound editor, texture package and a morphing special effects package. These additional products are sold under a license agreement with the owners. The Company pays a total royalty of approximately $45 per "studio." Certain of these vendors bundle SuperCard with their products and pay the Company a royalty.

The Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for an equal amount of new purchases. In addition, the Company provides price protection to its distributors. The Company extends credit terms to its resellers of 30 days net from the date of invoice (the date of shipment), but may, under certain circumstances, grant terms of up to 60 days net, at the discretion of the Company.

Although the Company intends to focus its sales and marketing efforts in the United States, it has entered into software license, foreign localization and distribution agreements with distributors in Japan, United Kingdom India, Italy, Australia, Canada, France, Sweden and Israel, where English versions of SuperCard had already gained market acceptance. In November and December 1995, the Company released a Kanji and French version of SuperCard for sale in the Japanese and French markets, respectively, which historically have been strong Macintosh markets.

Competition

The markets in which the Company's products are sold are highly competitive and are characterized by pressure to reduce prices, incorporate new features and accelerate the release of new product versions. A number of companies, including Apple, Asymetrix, Macromedia, Microsoft, Oracle and Sun Microsystems, currently offer products or have products in the planning stages that compete or will compete directly or indirectly with products and scheduled products of the Company. These competitors have significantly greater financial, management, technical and marketing resources than the Company.

The principal aspects of competition in the multimedia authoring tools market are diverse and thus allow for potentially successful niche marketing strategies. These principal aspects include product features and quality, price, ease of use, brand name recognition, reliability and quality of support services. Management of the Company believes that it can compete favorably with respect to each of these factors.

Although there are products that provide script-level access to Internet protocols through a specific interface (such as Visual Basic Extensions, or VBXs), or that provide pre-built graphical user interface ("GUI") access to the Internet through a multiple platform object model, (such as OpenDoc), there are currently, to the Company's knowledge, no other products that provide a common scripting interface to Internet protocols for popular authoring tools on both MacOS and Windows platforms. The Company anticipates that as the use of the Internet increases competitors will develop products that compete directly with Marionet. This market is characterized by strong competition and significant price pressure. Moreover, there is a reasonable expectation that system software vendors, including Microsoft and Apple, will incorporate some degree of Marionet's current functionality into their respective operating systems in the foreseeable future.

Manufacture and Shipping

The production of SuperCard and Marionet for sale includes diskette duplication, component assembly, printing of user manuals and final packaging, all of which are performed by specialty contractors in accordance with the Company's specifications and forecasts. There are a number of alternate sources for these services that could be implemented without delay or any material adverse effect on the Company's business or results of operation.

Customer Service and Technical Support

The Company's Customer Service and Technical Support Program offers three levels of technical support during normal business hours intended to build and foster the skills necessary to become proficient with the SuperCard and Marionet tool set. Level I basic Technical Support assistance is provided at no charge.

Level II Scripting Support provides assistance with high-level scripting and script debugging. There is a $35 per incident charge or $299 annual charge for this service.

The Company's Level III Developer Support provides professional developers with significant external command development tools (external commands "extend" SuperCard's built-in capabilities), a private account for use with the Company's on-line servers, pre-release versions of software in development and priority service. There is a $495 annual charge for this service. As of March 31, 1998, the Level III program has approximately 225 members.

Proprietary Protection

The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company presently has no patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the Company's products. To license its products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end-user. However, the enforceability of shrink wrap licenses is not well established. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

Unisys has announced its intention to require a license agreement for the use of compression technology associated with the Graphics Interchange Format ("GIF"). Unisys asserts that this popular file format is based on compression technology patented by Unisys. The Company's products have the ability to decompress files, including files stored in GIF. Although the Company has not received notice of Unisys' intention to enforce or license such patent, the Company believes that certain of its competitors may have received such notice. The Company does not believe that its products use a technology which violates Unisys' patents. If Unisys were to assert a claim against the Company, the Company believes that alternative technologies are available for use in the Company's products which could be utilized without requiring significant modification or expense.

Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available on reasonable terms or at all.

The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results and financial condition.

Employees

At December 31, 1996, the Company employed 26 full-time persons, including 11 in marketing, sales and customer service and technical support, 12 in product development, product engineering and content development and 3 in administration. The Company also employs a small number of temporary and contract employees. None of the Company's employees is represented by a labor union. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has no work stoppages to date. The Company believes that its relationship with its employees is good.

If the Company's growth continues and if the Company is able to fund such growth, it is expected that additional employees will be required, primarily in engineering, sales and customer service and technical support. No assurance can be given that the Company will be able to locate and hire people with the requisite experience and skills, or that the Company will have sufficient working capital to hire all of the additional employees it could optimally utilize facilities.

                               RISK FACTORS

This report contains forward-looking statements. Actual results of operations may vary from such forward-looking statements for reasons which include those set forth below.

Limited Operating History; Historical Operating Losses; Variability of Results

The Company is subject to risks associated with early stage companies, including start-up losses, uncertainty of revenues, profitability and the need for additional funding. The Company has a limited history of operations and no history of profitability. The Company has incurred cumulative losses of $4,438,653 from the date of incorporation on December 28, 1993 to December 31, 1996. There can be no assurance that product sales will either continue at historical rates or increase, that the Company will achieve profitable operations, or that new products introduced by the Company will achieve market acceptance. The Company's results of operations vary significantly depending on the timing of product introductions and enhancements by the Company and its competitors, changes in pricing, execution of technology licensing agreements and the volume and timing of orders received during the quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships products within one week after receipt of an order. Accordingly, the Company has historically operated with minimal backlog. A significant portion of the Company's expenses are relatively fixed and planned expenditures are based on sales forecasts. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in results of operations on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Capital Needs and Uncertainty of Additional Funding

The Company has expended, and will continue to expend in the future, substantial funds to complete the research development, manufacturing and marketing of its products. Based on its current staffing level and product development schedule, the Company anticipates that it will not have sufficient working capital to satisfy its capital and operating requirements through 1997 unless additional capital is obtained. This estimate is based upon the assumptions that sales remain at present levels and that the number of personnel remains unchanged. The Company anticipates that it will seek additional funding through public or private sales of its securities, including equity securities. Adequate funds, whether through financial markets or collaborative or other arrangements with corporate partners or from other sources may not be available when needed or on terms acceptable to the Company. Therefore, there can be no assurance that the Company will have sufficient working capital to satisfy the Company's capital needs beyond April 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Emerging Multimedia and Internet

The market for multimedia and Internet authoring tools is emerging and is dependent on the demand for Multimedia Applications, which is difficult to predict with any assurance. The demand for Multimedia and Internet Applications is dependent on a number of variables, including the installed base of multimedia-capable personal computers, the number of computer users with access to the Internet and the Web, the widespread availability of digital media and the number of professional application developers capable of creating high quality applications that achieve market acceptance. To date, the demand for multimedia authoring tools has been limited to a relatively small number of professional application developers of Multimedia Applications. Unless and until the installed base of multimedia-capable personal computers and the number of titles with wide market acceptance increase the market demand for Multimedia Applications, the demand for multimedia authoring tools will be limited. Even if there is an increase in demand for Multimedia Applications, the demand for multimedia authoring tools is not expected to increase at the same rate. There can be no assurance that the market for Multimedia Applications or authoring tools will develop at the rate contemplated by the Company or that the demand for multimedia authoring tools will grow at a rate sufficient to support the Company's business plan.

Product and Platform Concentration

Substantially all of the revenues of the Company from its inception to date are from the sale or license of SuperCard. The Company expects that its revenues will continue to be dependent upon SuperCard and that competition for SuperCard will intensify in the future. A decline in the sales of SuperCard, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operations. Currently, SuperCard is only fully functional on the Macintosh computer. Although the Company plans to release a version of SuperCard for the Windows operating system, a decline in the sales rate of a multimedia-capable Macintosh computers could have a material adverse effect on the Company's results of operations. Until the Company releases a version of SuperCard for the Windows operating system, the future of SuperCard and its economic viability will be tied to the perception of software developers regarding the utility of developing software for Macintosh and other Apple computers. In 1995, Apple announced restructuring plans to place increased emphasis on customer needs and to expand its presence in the home, education and business markets. In addition, Apple announced that it would license its operating system to third party vendors in an attempt to expand the installed base of Macintosh-compatible computers. As reported by Apple in its public filings with the Securities and Exchange Commission, unit sales for the MacIntosh computer declined 16% in the third quarter of 1996 compared to the same period in the prior year. At the end of the third quarter of 1996, Apple's share of the U.S. and worldwide personal computer markets had declined to 5.3% and 7.4%, respectively, from 7.4% and 10.6%, respectively, at the end of same period in the prior year. SuperCard 3.0 is designed to deliver a new interface with support for plug-in tools, "smart" objects, drag-and-drop editing and automated scripting for simple to moderately difficult tasks, enhanced extensibility to allow SuperCard developers greater flexibility in adding functionality they require, and a common file format on both platforms to facilitate delivery on both platforms.

Rapid Technological Change

The emerging multimedia and Internet markets and the personal computer industry in general are characterized by rapidly changing technology, resulting in short product life cycles and rapid price declines. The Company must continuously update its existing and planned products to keep them current with changing technologies and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to increase the functionality of its products in a timely manner and to develop new products that address new technologies and achieve market acceptance. There can be no assurance that the Company will be successful in these efforts. If the Company were unable to develop and introduce such products in a timely manner, due to resource constraints or technological or other reasons, this inability could have a material adverse effect on the Company's results of operations. In particular, the introduction of new products, such as the Company's planned Windows-based version of SuperCard, and its Roadster and Xenon products, is subject to the inherent risk of development delays. The Company has experienced product development delays in the past, and such delays may occur in the future. In addition, due to the uncertainties associated with the Company's emerging market, there can be no assurance that the Company will be able to forecast product demand accurately or to respond in a timely manner to changing technologies and customer requirements.

Competition

The market for the Company's products is highly competitive and is characterized by pressures to reduce prices, incorporate new features and accelerate the release of new product versions. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. Certain of the Company's competitors or potential competitors have significantly greater financial, management, technical and marketing resources than the Company. In the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would adversely affect the Company's results of operations. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to compete successfully in the future. In addition, the Company's products compete to a certain extent with multimedia authoring tools developed and used internally by developers of Multimedia Applications. The Company's growth will depend in part on its ability to persuade such potential customers to replace or augment their in-house tools with the Company's products. There can be no assurance that the Company will be able to do so.

Reliance on Third Party Resellers

A substantial majority of the Company's revenues is derived from the sale of its products through third parties. Accordingly, the Company is dependent on the continued viability and financial stability of these resellers. The Company is particularly dependent on the resellers who generally offer products of several different companies, including in some cases products that are competitive with the Company's products. There can be no assurance that the Company's resellers will continue to purchase the Company's products or provide them with adequate levels of support. The loss of, or a significant reduction in sale volume to, a number of the Company's resellers could have a material adverse effect on the Company's results of operations.

The Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for an equal amount of new purchases. The Company expects that the rate of new product introductions by the Company and other participants in the multimedia software tools market segment will increase, which could lead to an increased return rate of the Company's products. Although the Company provides allowances that it believes are adequate, and have been adequate in the past, there can be no assurance that product returns will not exceed such allowances in the future. In addition, the Company provides price protection to its distributors. Although the Company accrues for such price protection in its allowance for product returns, and such accruals have been adequate in the past, a decrease in the price of the Company's products could have a material adverse effect on the Company's results of operations.

Dependence on Key Personnel

The Company has a small core management and development team and the unexpected loss of any of these individuals would have a material adverse effect on the Company's business and results of operations. Each of the key executives of the Company, including Mr. Staadecker (President, Chief Executive Officer and Director) and Mr. Henigson (Vice President, Marketing), has an employment contract with the Company which contains a non-competition covenant in the event of voluntary termination. The enforceability and scope of these employment agreements are subject to judicial interpretation and therefore, may not be enforceable as written. At present, there is no key-man insurance in place for any members of the Company.

Limited Protection of Proprietary Technology

The Company regards its software technology as proprietary and attempts to protect it under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. The Company distributes individual copies of its software under a "shrinkwrap" license agreement containing these restrictions and generally does not obtain signed license agreements from its end users. Although the enforceability of shrinkwrap licenses is not well established, the Company is not aware of any third parties who are making unauthorized use of the Company's proprietary technology. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States. As the number of software products increases and the functionality of these products further overlaps, the Company believes that software will increasingly become the subject of claims that such software infringes the rights of others. For example, Unisys Corporation has a patent on certain technology which is widely used in connection with reading and writing the Graphics Interchange Format ("GIF") files. The Company's products have the ability to decompress files stored in GIF and may therefore be subject to an infringement claim from Unisys. To date no third party, including Unisys, has filed an infringement claim against the Company and there have been no explicit threats of litigation asserting that the Company's products infringe their intellectual property rights. If Unisys were to assert a claim against the Company, the Company believes that alternative technologies are available for use in the Company's products which could be utilized without requiring significant modification or expense. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. If the Company were required to so obtain any such licenses, there can be no assurance that such licenses will be available on reasonable terms, or at all.

Item 2.  Description of Property.

The Company's headquarters are located at 9740 Scranton Place, Suite 300, San Diego, California 92121 where the Company leases approximately 10,500 square feet of office space. The lease expires on October 6, 1998.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

The Company's Common Stock is traded on the OTC Bulletin Board, under the symbol "ALGT", and has been so traded since February 1, 1996. It is also traded on the Vancouver Stock Exchange, under the trading symbol "AGH.U", and has been so traded since May 24, 1995.

The following table sets forth the high and low prices per share of the Company's Common Stock on the OTC Bulletin Board for all fiscal quarters since the stock was first traded on the OTC Bulletin Board in February, 1996. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                         Quarter
                          Ended                           High              Low

                  March 31, 1996                          $3.63            $2.00
                  June 30, 1996                           $3.25            $0.87
                  September 30, 1996                      $1.75            $0.75
                  December 31, 1996                       $0.94            $0.25


The following table sets forth the high and low prices per share of the Company's Common Stock on the Vancouver Stock Exchange for all fiscal quarters since the stock was first traded on the Vancouver Stock Exchange in May, 1995.

                         Quarter
                         Ended                           High              Low

                  June 30, 1995                           $1.28            $1.00
                  September 30, 1995                      $2.00            $0.90
                  December 31, 1995                       $2.90            $1.55

                  March 31, 1996                          $3.50            $2.00
                  June 30, 1996                           $2.95            $1.00
                  September 30, 1996                      $2.00            $0.71
                  December 31, 1996                       $0.88            $0.25


On March 17, 1997, the last reported bid and ask prices of the Common Stock on the OTC Bulletin Board and on the Vancouver Stock Exchange were as follows:

                                                  Bid               Ask
OTC Bulletin Board                              $0.31             $0.50
Vancouver Stock Exchange                        $0.31             $0.36


As at December 31, 1996 there were approximately 50 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its inception. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors. Currently, the Company is prohibited from paying any dividends on its common stock pursuant to the terms of outstanding debentures.

Sales of Unregistered Securities

Sales of unregistered securities, by the Company, during the year ended December 31, 1996 are as follows:

   Date                                     Securities
Of  Issuance               Identity           Sold                      Consideration             Exemption

March 7, 1996              Investor         250,000 shares of             $  250,000             Regulation S.
                           (1 person)       common stock on
                                            exercise of warrants

April 26, 1996             Investors        815,000 shares of             $1,630,000             Section 4(6)
                           (18 persons)     common stock and
                                            warrants to purchase
                                            489,000 shares of
                                            common stock

April 26, 1996             Consultant       warrants to purchase             services           Section 4(2)
                           (1 person)       150,000 shares of
                                            common stock

All of the securities issued on April 26, 1996, together with certain other unregistered securities issued in 1995, were registered for resale by a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on September 20, 1996.


Item 6.  Management's Discussion and Analysis and Plan of Operations.


This section contains forward-looking statements regarding the Company's business and financial condition. No assurance can be given that actual results of operations will not differ materially from the forward-looking statements contained herein. See "Business-Risk Factors."


Overview

The Company has a limited history of operations. It was incorporated on December 28, 1993, acquired SuperCard together with its customer franchise, from Aldus Corporation ("Aldus") on February 4, 1994, and released its first product upgrade in June 1994. The Company has incurred substantial start up, development and other expenses in excess of revenues which has resulted in cumulative net losses to December 31, 1996 of $4,438,653 The Company's revenues to date have been substantially derived from the sale of SuperCard and to a much lesser extent the sale of Marionet, both for the Macintosh platform. There can be no assurance that product sales will either continue at historical rates or increase or that the Company's products under development will achieve market acceptance.

The Company expects that its revenues in the ensuing year will continue to be dependent upon SuperCard and that competition for SuperCard will intensify. Total net revenues for 1996 decreased by $869,617 or 39% from 1995. A further decline in the sales of SuperCard, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's results of operation. Currently, SuperCard is only fully functional on the Macintosh computer. Although the Company plans to release a version of SuperCard for the Windows operating system, a further decline in the sales rate of a multimedia-capable Macintosh computers could have a material adverse effect on the Company's results of operations. Until the Company releases a version of SuperCard for the Windows operating system, the future of SuperCard and its economic viability will be tied to the perception of software developers regarding the utility of developing software for Macintosh and other Apple computers.

The results of operation for the current year were significantly impacted by three factors: (1) the Company was unable to secure adequate financing to expand product development and marketing efforts, (2) the Company was unable to deliver a version of SuperCard for the Windows operating system in 1996, and (3) the decline in the sales of Macintosh computers. The Company's failure to deliver a Windows product was the result of inadequate financial and engineering resources.

On January 17, 1997, the Company announced that it had entered into an agency agreement whereby the placement agent would use its best efforts to secure additional capital for the Company in the amount of $750,000 by way of a bridge loan which is to be repaid out of proceeds from the subsequent sale of equity securities. As of March 31, 1997, the Company had only received $100,000 in proceeds from the bridge loan. Though Management believes that the Company will secure the additional capital necessary for the Company to continue its operation as a going concern, there are no assurances that the Company will be able to secure the required capital on terms favorable to the Company or on any terms and as a result there exists a substantial risk that the Company will have to reorganize or discontinue its operations in the future.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Results of Operations

     The  following  table  sets  forth,  for  the  periods  indicated,  certain operating data as a percentage of net revenue.

                                                                                    1994            1995           1996
                                                                             -------------------------------------------

     Revenue:

        Net product sales                                                             99%             89%            93%
        Service fees and royalty income                                                1              11              7
                                                                            -------------------------------------------
                                                                                     100             100            100
     Net revenue
     Cost of revenue                                                                  21              29             22
                                                                            -------------------------------------------
                                                                                      79              71             78
     Gross profit

     Expenses:
        Sales and marketing                                                           54              47            108
        Research and development                                                      35              27             77
        General and administrative                                                    56              39             84
        Amortization of purchased intangibles                                         11               6             10
                                                                            -------------------------------------------

     Total operating expenses                                                        156             119            279
                                                                            -------------------------------------------

     Loss from operations                                                            (77)            (48)          (201)

     Interest income (expense), net                                                    0               1             (2)
                                                                            --------------------------------------------

     Net loss                                                                        (77)%           (47)%         (203)%
                                                                            =============================================



Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 39% from $2,227,582 for the year ended December 31, 1995 to $1,357,965 for the year ended December 31, 1996. The decrease is due to the following factors: (1) the Company's failure to deliver a version of SuperCard for the Windows operating system and the announced changes at Apple Computer adversely affected purchasing decisions because the Company's products are currently dependent on the Macintosh operating platform, (2) net product sales during 1995 were from the sale of SuperCard version 2.0 and 2.5 which were at the beginning of a product upgrade cycles whereas sales for 1996 were substantially from the sale of version 2.5 which was at the end of its product upgrade cycle ( SuperCard version 3.0 was not released until mid-December, 1996), and (3) revenues for 1995 include a non recurring non-refundable advance royalty of $100,000.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue decreased from $646,547 to $303,715 (29% of net revenues to 22%) for 1996 as compared to 1995. The decrease is primarily due to the change in costs associated with other vendor products that were bundled with SuperCard from time to time.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs increased from $1,045,383 to $1,466,254 (47% of net revenues to 108%) for 1996 as compared to 1995. The increase is due to the following factors: (1) the Company substantially increased its presence at the MacWorld conferences and other trade shows to properly position the Company within the industry; (2) it increased its staff levels from 19 employees in 1995 to 29 employees (it has subsequently reduced the number of employees to 23); (3) it commenced a roll out program for its first Windows product which was delayed as a result of financing delays and the failure to successfully implement, on schedule, certain product functionality on to the Windows platform; (4) it incurred approximately $150,000 in introductory marketing costs associated with the introduction of Marionet, and it implemented additional marketing programs in an attempt to off set the negative publicity caused by the public's perception of Apple Computer. The Company is reviewing its marketing plans and infrastructure costs in relation to its current product development plans and its available working capital.

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures increased from $607,012 to $1,045,712 (from 27% of net revenues to 77%) for 1996 as compared to 1995. The increase in research and development costs is directly attributable to the increase in engineering staff necessary to complete the Company's current product development plan. The percentage change is primarily the result of a decrease in net revenues.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer. General and administrative expenses increased from $863,535 to $1,141,990 (39% of net revenues to 84%) for 1996 as compared to 1995. The increase in general and administrative expenses is attributable primarily to increased staffing and occupying larger premises in 1996. The percentage change is primarily the result of a decrease in net revenues.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to December 31, 1996. As of December 31, 1996 the Company had cash equivalents of $116,610 and a working capital deficit of $848,326 which includes unsecured convertible debentures in the aggregate amount of $500,000 due in December, 1997. The Company's ability to satisfy projected working capital and capital expenditure requirements through December 31, 1997 is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company, and the success of its future operations.

The Company's primary future needs for capital are for expanded product development, marketing and selling expenses and working capital. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's product development, competitive and technological advances, marketing acceptance of the Company's products and other factors.

The Company is in need of approximately $1,500,000 in capital during 1997 to satisfy projected working capital requirements and to pay out debentures in the amount of $500,000 due on December 18, 1997. The Company is currently seeking to raise $750,000 on or before April 30, 1997.

Though Management believes that the Company will secure the additional capital necessary for the Company to continue its operation as a going concern, there are no assurances that the Company will be able to secure the required capital on terms favorable to the Company or on any terms and as a result there exists a substantial risk that the Company will have to reorganize or discontinue its operations in the future.

Item 7.  Financial Statements.

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 13." Exhibits and Reports on Form 8-K" of this report are incorporated by reference to Item 13.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure matters during the year ended December 31, 1996.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


The following individuals are the Directors and executive officers of the Company. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the Directors and officers.

The following table sets forth certain information concerning the executive officers and directors of the Company.

    Name                                        Age                       Position
Joel B. Staadecker (1).......................... 50      President, Chief Executive Officer and Director
William D. McCartney............................ 41      Secretary, Chief Financial Officer and Director
Stuart F. Henigson.............................. 45      Vice President, Marketing
David Baron..................................... 36      Vice President, Engineering
Leonard Petersen (1)............................ 42      Director
William C. Appleton............................. 34      Director

--------------------

(1)  Member of the Audit Committee

Mr. Staadecker has been President, Director and Chief Executive Officer of the Company since January, 1994. Mr. Staadecker was the President of Allegiant Financial Group Inc., of Seattle, Washington ("AFG"), a financial consulting firm, from 1991 to 1994. AFG was responsible for organizing the acquisition of SuperCard by the Company from Aldus. From 1989 to 1991, Mr. Staadecker was the President and Chief Operating Officer of the Pacific Institute, a worldwide education and training organization, in Seattle, Washington.

Mr. McCartney has been Chief Financial Officer and a director of the Company since January, 1994. From 1990 to the present, he has been the President of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. McCartney is a chartered accountant in the Province of British Columbia, Canada and has a bachelors degree in business from Simon Fraser University.

Mr. Henigson has been the Vice President Marketing of the Company since January, 1994. Prior to this, Mr. Henigson was a Strategic Marketing Manager at Aldus Corporation and its predecessor, Silicon Beach Software, from 1988 to 1992, during which time he was responsible for the marketing of several software products including SuperCard. From 1992 to 1994, he acted as an independent consultant. Mr. Henigson has eleven years of software industry experience. Mr. Henigson has a bachelors degree in economics from Whitman College, a masters degree in economics from Yale University and an M.B.A. in marketing from the University of California at Los Angeles.

Mr. Baron has been the Vice President of Engineering of the Company on a full-time basis since May, 1995. Previously, he was the Director of Product Design at Blyth Software from 1991 to 1995. Mr. Baron is a graduate of Rensselaer Polytechnic Institute.

Mr. Petersen has been a director of the Company since February, 1994. From 1990 to the present, he has been a senior officer of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. Petersen has been a director of CVD Financial Corporation since May 1995 and of Logan International Corp. since January 1994. Mr. Petersen is a chartered accountant in the Province of British Columbia, Canada.

Mr. Appleton is the original creator of SuperCard. He has been a director of the Company since February, 1994. Mr. Appleton has been self-employed or has acted as the President of CyberFlix Incorporated, a developer of interactive multimedia games since 1989.

Beneficial Ownership Reporting Compliance

Not applicable.

Item 10.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for services to the Company in all capacities during the fiscal years ended December 31, 1995 and 1996 to the Company's chief executive officer. No director or executive officer received total compensation in respect of the 1995 or 1996 fiscal year exceeding $100,000.

                           Summary Compensation Table

                                                      Annual Compensation
                                                    Year              Salary          Other(2)           Total
Joel B. Staadecker                                 1995               $ 60,000       $22,800           $  82,800
President, C.E.O., Director.................
                                                    1996              $100,000(1)    $22,800           $122,800

(1)  Mr. Staadecker was paid $60,000 in 1996. The remaining $40,000 is payable.

(2) At the request of the Company, Mr. Staadecker relocated from Seattle to San Diego. The Company pays the certain costs for Mr. Staadecker to maintain his home in Seattle.


Directors' Compensation

The Company does not currently compensate its directors under any standard arrangement, but are reimbursed for their out-of-pocket expenses in serving on the Board of Directors. Directors were granted incentive stock options during fiscal 1995.

Pemcorp Management Inc., a management advisory services company controlled by Mr. McCartney and Mr. Petersen, was paid $30,000 and is owed $30,000 for the year ended December 31, 1996 pursuant to a management services contract.

The Company has entered into indemnification agreements with each of its directors which provide for indemnification of the directors by the Company to the fullest extent permitted by Washington law.

Grants of Stock Options

The following tables set forth information concerning the award of stock options to Mr. Staadecker during the year ended December 31, 1996 and options held by him at the end of such year.

                      Option Grants in the Last Fiscal Year

            Name              Number of             Securities
                              Underlying          % of Total Options
                              Options                Granted to         Exercise or Base
                              Granted                 Employee            Price ($/Sh)        Expiration
                                                   in Fiscal Year                               Date

Joel B. Staadecker.........   100,000                   12%                 $0.75            10/17/2001


                          Fiscal Year End Option Table

                                                           Number of Unexercised
                        Shares Acquired                   Securities Underlying           Value of Unexercised In-The-Money
                        on Exercise         Value        Options/SARs at FY-End (#)          Options/SARs at FY-End ($)
                            (#)          Realized ($)    Exercisable/Unexercisab            Exercisable/Unexercisable
         Name
Joel B. Staadecker....         0              N/A                190,000/75,000                     $0.00/0



Item 11.  Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth certain information with respect to beneficial ownership of Common Stock as of March 7, 1997, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity.

Name of Stockholder                                                  Number of Shares                 Percentage of
                                                                    Beneficially Owned            Outstanding Shares(1)
Joel B. Staadecker
President and Director
9740 Scranton Road                                                   1,335,000(2)                           16.0%
San Diego, CA 92121......................................

William D. McCartney
Chief Financial Officer and Director
1270 - 609 Granville Street
Vancouver, BC
Canada, V7Y 1G6..........................................              787,500(3)                             9.6%

Stuart F. Henigson
Vice-President, Marketing
9740 Scranton Road
San Diego, CA 92121......................................              412,500(4)                            5.0%

David Baron
Vice President, Engineering
9740 Scranton Road
San Diego, CA 92121......................................              150,000(5)                            1.8%

Leonard Petersen
Director
1270 - 609 Granville Street
Vancouver, BC
Canada, V7Y 1G6..........................................               787,500(6)                           9.6%

William C. Appleton
Director and Product Strategist
4 Market Square
Knoxville, TN
U.S.A 37902..............................................               125,000(7)                           1.5%

Geller & Friend Partnership I
3333 Michelson Drive, Suite 650
Irvine, CA
U.S.A.  92715-1686.......................................               508,674(8)                           5.9%

All directors and executive officers as a group (7
persons)(9)..............................................             3,597,500                             40.3%

-------------------------

(1) The  percentages  reflected in this column are based on the assumption  that the  respective  owner  exercises  any  rights  he or  it  has  to  purchase additional shares of Common Stock within sixty days from the date hereof and excludes  all other  shares of  Common  Stock  reserved  for  issuance  upon
    exercise  of  outstanding   options  and  warrants  or  upon  conversion  of
    outstanding convertible debt of the Company.

(2) Includes 350,000 Escrowed Common Shares and 190,000 employee incentive options.

(3) Includes 350,000 Escrowed Common Shares and 137,500 employee incentive options. All of the issued shares are held indirectly by companies controlled by William D. McCartney.

(4) Includes 300,000 Escrowed Common Shares and 112,500 employee incentive options.

(5) Includes 150,000 employee incentive options.

(6) Leonard Petersen holds 137,500 employee incentive options directly and 650,000 shares, including 350,000 Escrowed Common Shares, indirectly by a company controlled by Mr. Petersen.

(7) Includes 100,000 Escrowed Common Shares and 25,000 employee incentive options.

(8) Includes a maximum of 216,837 shares to be issued upon the conversion of a debenture in the amount of $425,000 and a maximum 291,837 shares to be issued upon the exercise of warrants of which 75,000 are issued and 216,837 are to be issued upon the conversion of the debenture.

(9) Includes an aggregate of 1,625,000 Escrowed Common Shares and an aggregate of 777,500 employee incentive options.


Item 12.  Certain Relationships and Related Transactions.


On January 24, 1995, the Company and Mr. William Appleton agreed to terminate Mr. Appleton's royalty on sales of SuperCard effective January 31, 1995, for consideration of $100,000 which continues to be paid over two years in equal monthly installments of $4,568, inclusive of interest calculated at nine percent per annum, to March 1, 1997.

Pemcorp Management Inc., a management advisory services company controlled by Mr. McCartney and Mr. Petersen, was paid $30,000 and is owed $30,000 for the year ended December 31, 1996 pursuant to a management services contract.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.

(a)    Index to  Financial Statements.                                   Page

       Report of Independent Accountants

       Balance Sheet at December 31, 1995 and 1996

       Statements of Operations For the Period From Inception
       (December 28, 1993) Through December 31, 1994 and For the
       Years Ended December 31, 1995 and 1996

       Statement of Shareholders' Equity For the Period from
       Inception (December 28, 1993) Through December 31, 1996

       Statements of Cash Flows For the Period From Inception
       (December 28, 1993) Through December 31, 1994 and For the
       Years Ended December 31, 1995 and 1996

       Notes to Financial Statements

       All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information is included in the financial statements and notes thereto.

(b)    Exhibits.

         3.1*     Articles of Incorporation of
                  Allegiant Technologies, Inc.
         3.2*     Bylaws of Allegiant Technologies, Inc.
         4.1(a)*  Form of Share Purchase Warrant
         4.1(b)*  Form of Share Purchase Warrant
         4.2*     Convertible Debenture dated December 18, 1995
         4.3*     Form of Registration Rights Agreement
         10.1*    Employment Agreement with Stuart Henigson, as amended
         10.2*    Employment Agreement with Joel Staadecker
         10.3*    Employment Agreement with David Baron
         10.4*    Management Agreement among Allegiant Technologies Inc.,
                  Pemcorp Management Inc., William McCartney, and
                  Leonard Petersen
         10.5*    Incentive Stock Option Plan
         10.6*    Royalty Termination Agreement with William C. Appleton
         10.7*    Escrow Agreement with Montreal Trust Company of Canada
         10.8*    Form of Indemnity Agreement
         10.9     Publishing Agreement between Micromat Corporation and
                  Allegiant Technologies Inc.
         11       Statement re Computation of Per Share Earnings
         27       Financial Data Schedule

* Incorporated by reference to Registration Statement on Form SB-2, Registration No. 333-07727

(c)    Reports on Form 8-K.

       None

                              FINANCIAL STATEMENTS


                           ALLEGIANT TECHNOLOGIES INC.


                  Years Ended December 31, 1996, 1995 and 1994
                      with Report of Independent Auditors'

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Allegiant Technologies, Inc.

We have  audited  the  balance  sheets of  Allegiant  Technologies,  Inc.  as of
December 31, 1995 and 1996 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Allegiant Technologies, Inc. at December 31, 1994, and for the period from incorporation on December 28, 1993 to December 31, 1994, were audited by other auditors whose report, dated January 27, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States. The results of the audit would not be materially different had the audit been conducted in accordance with generally accepted auditing standards in Canada. However, in the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to these financial statements. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Technologies Inc. at December 31, 1995 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Allegiant Technologies Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial operating losses since inception and has a working capital deficiency of approximately $850,000 at December 31, 1996. These conditions have raise substantial doubt about the Company's ability to continue as a going concern. The 1996 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                        /s/ Ernst & Young LLP


San Diego, United States
March 4, 1997

                                AUDITORS' REPORT


To the Directors of
Allegiant Technologies Inc.

We have audited the balance sheet of Allegiant Technologies Inc. as at December 31, 1994 and the statements of earnings and deficit, changes in shareholders' equity and changes in financial position for the period from incorporation on December 28, 1993 to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and the results of its operations, changes in shareholders' equity and the changes in its financial position for the period from incorporation on December 28, 1993 to December 31, 1994 then ended in accordance with Canadian generally accepted accounting principles.


                                        /s/ Baker & Company
West Vancouver, Canada                 Chartered Accountants

January 27, 1995

ALLEGIANT TECHNOLOGIES INC.

BALANCE SHEETS
(Expressed in United States Dollars)
AS OF DECEMBER 31

                                                                                             1995              1996

ASSETS

Current assets:
     Cash and cash equivalents                                                             $     616,868   $    116,610
     Accounts receivable, net of allowance for doubtful accounts
        of $15,000 in 1995 and $32,892 in 1996                                                   134,276         37,084
     Inventories                                                                                  99,367        200,203
     Prepaid expenses and deposits                                                                58,106         48,121
                                                                                           -------------   ------------

     Total current assets                                                                        908,617        402,018

Deposits                                                                                          15,709         17,708
Property and equipment at cost, net (Note 2)                                                     253,628        200,041
Intangible assets, net (Note 3)                                                                  384,187        259,591
Deferred offering costs                                                                           76,250         15,000
                                                                                           -------------   ------------

     Total assets                                                                          $   1,638,391   $    894,358
                                                                                           =============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Debentures payable (Note 5)                                                           $        -      $    495,775
     Notes payable (Note 4)                                                                       51,460          9,034
     Accounts payable                                                                            212,380        401,968
     Accrued liabilities                                                                          33,559        309,004
     Deferred revenues                                                                            53,798         34,563
                                                                                           -------------   ------------
     Total current liabilities                                                                   351,197      1,250,344

Deferred rent                                                                                     26,403         36,502
Notes payable, net of current portion (Note 4)                                                     9,034           -
Debentures payable (Note 5)                                                                      461,000           -
                                                                                           -------------   ------------

     Total liabilities                                                                           847,634      1,286,846
                                                                                           -------------   ------------

Commitments (Note 6)

Shareholders' equity (deficit):
     Capital stock (Note 8)
        Authorized
            50,000,000   preferred shares, par value $0.01 per share
           100,000,000   common shares, par value $0.01 per share
        Issued and outstanding
             8,107,295   common shares (1995 - 7,042,295)                                         70,423         81,073
     Additional paid-in capital                                                                2,404,398      3,965,092
     Accumulated deficit                                                                      (1,684,064)    (4,438,653)
                                                                                           -------------   ------------

        Total shareholders' equity (deficit)                                                     790,757       (392,488)
                                                                                           -------------   ------------

     Total liabilities and shareholders' equity                                            $   1,638,391   $    894,358
                                                                                           =============   ============

                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

                                                                            From
                                                                         Incorporation on
                                                                          December 28,
                                                                               1993 to       Year Ended      Year Ended
                                                                          December 31,      December 31,     December 31,
                                                                                  1994         1995             1996

NET REVENUE                                                              $     818,153   $    2,227,582   $   1,357,965

COST OF REVENUE                                                                170,192          646,547         303,715
                                                                         -------------   --------------   -------------

GROSS PROFIT                                                                   647,961        1,581,035       1,054,250
                                                                         -------------   --------------   -------------


EXPENSES
     Sales and marketing                                                       441,220        1,045,383       1,466,254
     Research and development                                                  288,563          607,012       1,045,712
     General and administrative                                                454,915          863,535       1,141,990
     Amortization of purchase of intangibles                                    91,300          131,263         130,846
                                                                         -------------   --------------    -------------

     Total operating expenses                                                1,275,998        2,647,193       3,784,802
                                                                         -------------   --------------    -------------


Loss from operations                                                          (628,037)      (1,066,158)     (2,730,552)

     Interest income                                                             1,339           14,966          24,505
     Interest expense                                                             -              (6,174)        (48,542)
                                                                         -------------   --------------    -------------

Net loss                                                                 $    (626,698)  $   (1,057,366)   $  (2,754,589)
                                                                         =============   ==============    =============


Loss per share                                                           $       (0.25)  $         (0.24)  $      (0.47)
                                                                         ==============   ===============  =============


Shares used in computing per share amounts                                   2,535,397        4,372,592       5,803,075
                                                                         =============   ==============    =============

                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Expressed in United States Dollars)

                                                                                                             Total
                                                                             Additional                    Shareholders'
                                                  Number                      Paid-in        Accumulated     Equity
                                                of Shares      Par Value       Capital        Deficit        (Deficit)

Balances at December 28, 1993                            1   $          1   $       -      $        -      $          1


Shares issued - cash                             5,639,999         56,339      1,205,660                      1,261,999

Net loss                                                                                        (626,698)      (626,698)
                                             -------------   ------------   ------------   -------------   ------------


Balances at December 31, 1994                    5,634,000         56,340      1,205,660        (626,698)       635,302


Shares issued - cash                               875,000          8,750        866,250                        875,000
        - corporate finance fee                     64,545            645         63,900                         64,545
        - exercise of warrants                     218,750          2,188        216,562                        218,750
        - conversion of note payable               250,000          2,500        247,500                        250,000
        - issuance of warrants                        -              -            39,000                         39,000

Offering costs                                                                  (234,474)                      (234,474)

Net loss                                                                                      (1,057,366)    (1,057,366)
                                             -------------   ------------   ------------   -------------   ------------


Balances at December 31, 1995                    7,042,295         70,423      2,404,398      (1,684,064)       790,757

Shares issued  - cash                              815,000          8,150      1,621,850                      1,630,000
               - exercise of warrants              250,000          2,500        247,500                        250,000

Offering costs                                                                  (308,656)                      (308,656)

Net loss                                                                                      (2,754,589)    (2,754,589)
                                             -------------   ------------   ------------   -------------   ------------

Balance at December 31, 1996                     8,107,295   $     81,073   $  3,965,092   $  (4,438,653)  $   (392,488)
                                             =============   ============   ============   =============   ============

                                                  See accompanying notes.


ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

                                                                            From
                                                                         Incorporation on
                                                                          December 28,
                                                                              1993 to       Year Ended     Year Ended
                                                                          December 31,     December 31,    December 31,
                                                                               1994            1995           1996
OPERATING ACTIVITIES
     Net loss                                                            $    (626,698)  $   (1,057,366)  $  (2,754,589)
     Adjustments to reconcile net loss to net cash
       used for operating activities
        Amortization and depreciation                                          105,897          168,086         273,346
        Changes in operating assets and liabilities
           Accounts receivable                                                (197,625)          63,349          97,192
           Inventories                                                         (50,950)         (48,417)       (100,836)
           Prepaid expenses and deposits                                       (29,247)         (44,568)          7,986
           Accounts payable and accrued liabilities                            181,717           64,222         465,033
           Deferred revenues                                                    19,800           33,998         (19,235)
                                                                         -------------   --------------   -------------

     Net cash used for operating activities                                   (597,106)        (820,696)     (2,031,103)
                                                                         -------------   --------------   -------------

INVESTING ACTIVITIES
     Purchase of property and equipment                                       (110,781)        (194,268)        (60,388)
     Purchase of intangible assets                                            (498,000)            -               -
                                                                         -------------   --------------   --------------

     Net cash used for investing activities                                   (608,781)        (194,268)        (60,388)
                                                                         -------------   --------------   -------------

FINANCING ACTIVITIES
     Proceeds from issuance of capital stock, net                            1,209,105          891,717       1,632,594
     Proceeds from notes payable                                               250,000             -               -
     Payments on notes payable                                                    -             (39,506)        (51,460)
     Proceeds from debentures payable                                             -             500,000            -
     Deferred rent                                                                -              26,403          10,099
                                                                         -------------   --------------   -------------

     Net cash provided by financing activities                               1,459,105        1,378,614       1,591,233
                                                                         -------------   --------------   -------------

Increase (decrease) in cash and cash equivalents                               253,218          363,650        (500,258)

Cash and cash equivalents, beginning of period                                    -             253,218         616,868
                                                                         -------------   --------------   -------------

Cash and cash equivalents, end of period                                 $     253,218   $      616,868   $     116,610
                                                                         =============   ==============   =============


Supplemental Disclosures of Non-Cash
  Investing and Financing Activities
     Note payable issued for royalty buy-out                             $        -      $      100,000   $        -
     Common shares issued for conversion of note payable                          -             250,000            -
     Common shares issued for corporate finance fee                               -              64,545            -

                                                  See accompanying notes.


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        Nature of Operations

        Allegiant Technologies Inc. was incorporated in Washington State, U.S.A. on December 28, 1993 and was registered to carry on business in the State of California on March 23, 1994.

        The Company's principal line of business is developing, marketing and supporting interactive multimedia development software.

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1996, current liabilities exceed current assets by $848,326, and total liabilities exceed total assets by $392,488.

        In view of these conditions, additional working capital will need to be raised through other debt and/or equity financings; however, there can be no assurances that this can be accomplished, which may impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates.

        Inventories

        Inventories consist primarily of software media, manuals and related packing materials. Inventories are valued at standard cost, which approximates the lower of cost, determined on a first-in, first-out basis, or market.

        Capital Assets

        Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives ranging from three to seven years using the straight-line method.

        Intangible Assets

        Intangible assets are recorded at cost. Amortization is provided over the estimated useful lives of five years using the straight-line method. Management evaluates the future realization of intangible assets quarterly and writes down any amounts that management deems unlikely to be recovered through future product sales. To date no write downs have been recorded to intangible assets acquired from Aldus Corporation.

        Deferred Costs

        Deferred costs will be offset against the proceeds of equity financing or amortized over the period of debt financing.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (cont'd.....)


        Capitalized Software Costs

        Financial accounting standards provide for capitalization of certain software development costs after technical feasibility of the software is attained. No such costs were capitalized in 1994, 1995 or 1996 because the impact on the financial statements would not be material.

        Advertising Costs

        Advertising costs are expensed as incurred. Included in sales and marketing expense are advertising costs of $135,453, $376,860 and $447,115 in 1994, 1995 and 1996, respectively.

        Revenue Recognition

        Revenue is derived from product sales and licenses, maintenance contracts and consulting, training and other services. Revenues from product sales and licenses are recognized upon shipment of the products. Revenue from software maintenance contracts is recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training and other services are recognized in the period in which services are performed and earned in accordance with the respective agreements. To the extent that an engagement is projected to be completed at a loss, a provision for the full amount of the loss is provided at that time.

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

        The Company will sell its products throughout the world, however, the most significant geographical area is the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on domestic sales. The Company maintains an allowance for potential credit losses. Additionally, the Company maintains an allowance for anticipated returns on products sold to distributors.

        Revenues from sales to two customers accounted for 11% and 10%, respectively, of the Company's revenue in 1996, and 13% and 11%, respectively, of the Company's revenue in 1995.

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

        Accounting for Long Lived Assets

        On  January  1,  1996,  the  Company  adopted   Statement  of  Financial
        Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of (SFAS
        121). The adoption of SFAS 121 did not impact the financial position or the results of operations of the Company in 1996.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (cont'd.....)

        Stock Options

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because as discussed in Note 8, alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation" (Statement 123), requires the use of option value models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        United States Generally Accepted Accounting Principles

        Accounting under United States and Canadian generally accepted accounting principles is substantially the same with respect to the accounting principles used by the Company in the preparation of these financial statements.

2.      PROPERTY AND EQUIPMENT

                                                                                                    1995         1996

        Property and Equipment consists of:
           Furniture and fixtures                                                          $     114,933   $    154,240
           Office equipment                                                                       17,416         23,723
           Computer equipment                                                                    172,699        187,473
                                                                                           -------------   ------------

                                                                                                 305,048        365,436
        Accumulated depreciation                                                                 (51,420)      (165,395)
                                                                                           -------------   ------------

                                                                                           $     253,628   $    200,041
                                                                                           =============   ============

3.      INTANGIBLE ASSETS

                                                                                                    1995         1996
        Intangible assets consist of:
           Acquisition costs of SuperCard                                                  $     498,000   $    498,000
           Royalty buyout                                                                        100,000        100,000
                                                                                           -------------   ------------

                                                                                                 598,000        598,000
           Accumulated amortization                                                             (213,813)      (338,409)
                                                                                           -------------   ------------

                                                                                           $     384,187   $    259,591
                                                                                           =============   ============

        Acquisition costs include goodwill, product technology and related acquisition costs. On February 4, 1994 the Company purchased from a non-related party, the rights to a product sold under the name "SuperCard" and the underlying software technology for cash and other consideration.

        Royalty buyout represents a fixed sum payment for the termination of the royalty interest on SuperCard sales. The buyout option was negotiated as part of the original acquisition of SuperCard.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




4.      NOTES PAYABLE

                                                                                                 1995           1996

        Note payable on buyout of royalty on SuperCard  sales,  payable over two years in equal monthly installments commencing March 1, 1995
           with interest at 9% per annum.                                                  $      60,494   $      9,034

        Less: current portion                                                                     51,460          9,034
                                                                                           -------------   ------------

        Notes payable net of current portion                                               $       9,034   $       -
                                                                                           =============   ============

        Cash paid for interest was $6,174 and $3,356 for 1995 and 1996, respectively.


 5.     DEBENTURES PAYABLE

                                                                                           1995            1996

       The Company issued  debentures in the aggregate  amount of $500,000 which which may be  converted  into  Units of the  Issuer at a price  $1.96 until  December  18,  1997,  at the option of the  holder.  Each Unit consists of one common share and one share purchase warrant entitling the holder to  purchase  an  additional  common  share at $1.96 until
           December 18, 1997. The debentures,  if not converted into Units,  are due on December 18, 1997.

        The debentures are no longer secured by a general charge over the assets of the Company and no longer bears interest effective
           September 20, 1996.                                                             $     500,000   $    500,000

        Less: discount                                                                            39,000          4,225
                                                                                           -------------   ------------

                                                                                                 461,000        495,775
        Less: current portion                                                                       -           495,775
                                                                                           -------------   ------------

        Debentures net of current portion                                                  $     461,000   $       -
                                                                                           =============   ============

6.      COMMITMENTS

        Lease

        The Company leases office space. Future minimum lease payments, at December 31, 1996, are as follows:

                           1997                           $     147,630
                           1998                                 123,377

        Rent expense for the years ending 1994, 1995 and 1996 totalled $27,306, $82,549 and $166,473, respectively.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




7.      INCOME TAXES

        Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995, respectively, are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                                                    1995        1996
        Deferred tax assets:
           Net operating loss carry forwards                                               $     600,000   $  1,666,000
           Research and development credits                                                       80,000        157,000
           Other - net                                                                            52,000         66,000
                                                                                           -------------   ------------

           Total deferred tax assets                                                             732,000      1,889,000
           Valuation allowance for deferred tax assets                                          (732,000)    (1,889,000)
                                                                                           -------------   ------------

           Net deferred tax assets                                                         $        -      $       -
                                                                                           =============   ============


        At December 31, 1996, the Company has federal and California tax net operating loss carryforwards of approximately $4,203,000 and $3,953,001, respectively. The Company also has federal and California research credit carryforwards of approximately $93,000 and $64,000, respectively. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2009 unless previously utilized. The California tax loss carryforward will begin expiring in 2002 unless previously utilized.

        In accordance with certain provisions of the Internal Revenue Code, a change in ownership of a corporation of greater than 50 percent within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax loss and tax credit carryforwards.


8.      CAPITAL STOCK

        Authorized

            50,000,000   preferred  stock,  par value $0.01 per share. The Board
                         of  Directors  has the  authority  to divide the shares
                         into  one  or  more  series  and  to  determine   their
                         attributes at the time of issuance.
           100,000,000   common stock, par value $0.01 per share

        Performance shares

        Included in issued and outstanding common shares are 2,000,000 performance shares to be released from escrow on the basis of 1 share for every $0.52 Cdn of pre-tax cash earned by the Company on a cumulative basis. Of the performance shares, 675,000 shares have further vesting provisions attached to them in addition to the earn-out provisions. The value of these performance shares will be charged to expense at the time of their release from escrow. These shares are not included in the determination of loss per share until there is reasonable certainty that they will be released from escrow.

        Stock options

        The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant and incentive stock options to purchase up to 2,187,688 shares of its common stock as of December 31, 1996. There are 260,188 options available that may be granted in the future under the stock option plan.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996




8.      CAPITAL STOCK (cont'd.....)

        Under the terms of the Plan, incentive options may be granted to employees, officers, directors and consultants at prices not less than the fair market value on the date of grant. Options vest over various terms not exceeding four years and expire five years from the date of grant.

        In September, 1996 the Board of Directors approved a plan to amend the exercise price of vested and unvested options to purchase 1,250,000 common shares of the Company at prices, ranging from Cdn $1.40 to Cdn $3.66, to $0.75 per share. The amended exercise price was greater than the market price of the shares at the time of amendment. All other terms of the options, including vesting provisions, remained the same. The number of options granted and cancelled, in 1996, as set out in the table below includes these amended options.

        A  summary  of  the  Company's  stock  option   activity,   and  related
        information for the years ended December 31, 1995 and 1996 are as follows:

                                                                           1995                            1996
                                                               --------------------------   ------------------------------

                                                                              Weighted                       Weighted
                                                                               Average                        Average
                                                                              Exercise                       Exercise
                                                                Options        Price          Options        Price

        Outstanding at beginning of year                             -      $       -          1,530,000   $          1.14
           Granted                                              1,530,000          1. 14       2,087,500              0.93
           Cancelled                                                 -              -         (1,690,000)             1.20
                                                             ------------   ------------   -------------   ---------------

        Outstanding at end of year                              1,530,000              1.14    1,927,500              0.75
        Exercisable at end of year                              1,015,833              1.14    1,203,541              0.75
        Weighted-average fair value of options
           granted during the year                                                     0.71                           0.94


        Pro forma information regarding net loss is required to be disclosed in accordance with Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996; risk free interest rate of 5% to 6%, dividend yield of 0%, and a weighted-average expected life of the options of 5 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows:

                                                                            1995                    1996
                                                                            ----                    ----
           Pro forma net loss                                               $1,638,177              $2,823,194
           Pro forma loss per share                                         $0.375                  $0.550

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996



8.      CAPITAL STOCK (cont'd.....)

        The exercise price for options outstanding as of December 31, 1996 is $0.75. The weighted-average remaining contractual life of those options is 3.9 years.

        Warrants

        During the 1996 year, the Company issued a total of 639,000 share purchase warrants in connection with an offering of equity securities as described below.

        In March, 1996, the Company sold, pursuant to a private placement memorandum, 407,500 Units at $4.00 per Unit. Each Unit consisted of two shares (815,000 shares in total) and one share purchase warrant (407,500 warrants in total) entitling the holder to purchase one additional common share at $2.30 per share. In addition, the Agent, for the sale of securities, and an arms-length consultant to the Company received share purchase warrants, entitling them to purchase 81,500 and 150,000 common shares of the Company at $2.30 per share and Cdn $3.15 per share respectively, as part of a compensation arrangement.

        As of December 31, 1996, the Company has outstanding share purchase warrants entitling the holders to purchase a total of 727,235 common shares of the Company as follows:


                           Number                   Exercise
                        of Shares                   Price                                Expiry Date
                       --------------------------------------------------------------------------------
                             88,235         $            1.96                         December 18, 1997
                            150,000         Cdn          3.15 to April 25, 1997
                                            Cdn          3.62 from April 26, 1997
                                                                 to April 25, 1998    April 25, 1998
                            489,000                      2.30                         April 26, 1998
                      -------------
                            727,235

 9.     RELATED PARTY TRANSACTIONS


        During 1994, 1995 and 1996, the Company paid or accrued $90,000, $Nil and $Nil, respectively, in consulting fees and $32,500, $30,000 and $60,000, respectively, in management fees to companies controlled by certain directors of the Company. The consulting fees were paid in connection with and were contingent upon the acquisition of SuperCard and have been included in the acquisition costs capitalized (refer to Note 3).

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1996



10.     GEOGRAPHIC INFORMATION

        Substantially all the Company's operations, employees and assets are located in the United States.

        A significant portion of the Company's sales are to customers in foreign countries:

                                                                                    1994         1995           1996
        Sales by geographical region:
           Japan                                                            $     46,100   $     260,506   $    139,960
           Europe                                                                 48,990         246,231        223,799
           Other                                                                  16,907         131,856         99,966
                                                                            ------------   -------------   ------------

           Total export sales                                                    111,997         638,593        463,725
           United States                                                         706,156       1,588,989        894,240
                                                                            ------------   -------------   ------------

           Net sales                                                        $    818,153   $   2,227,582   $  1,357,965
                                                                            ============   =============   ============


11.     SUBSEQUENT EVENT

On February 13, 1997 the Company issued a note payable (the "Note") in connection with a proposed private placement of debt securities in the amount of $750,000. To date, the Company has been advanced the sum of $100,000 under the Note. The Note is secured by a general charge over the assets of the Company and bears interest at the First National Bank & Trust Company of Chicago prime rate of interest plus 2% per annum, which is payable quarterly commencing on July 15, 1997. Amounts advance under the Note, together with accrued interest, are due on the earlier of, the date on which the Company completes any offering of equity securities for an amount of not less than $1,500,000, and February 13, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGIANT TECHNOLOGIES INC.



Date: March 31, 1997              By:   /s/ Joel B. Staadecker
                                        --------------------------
                                        Joel B. Staadecker
                                        President and C.E.O.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joel B. Staadecker                                  March 31, 1997
----------------------
Joel B. Staadecker
President and Director
(Chief Executive Officer)


/s/ William D. McCartney                                March 31, 1997
------------------------
William D. McCartney
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)


/s/ Leonard Petersen                                    March 31, 1997
------------------------
Leonard Petersen
Director


------------------------
William C. Appleton
Director