Form 10QSB
period 1997-03-31
ALLEGIANT TECHNOLOGIES INC
filed 1997-05-15
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1997

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from to

Commission file number   333-07727

                           Allegiant Technologies Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Washington                                  98-0138706
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          9740 Scranton Place, Suite 350, San Diego, California, 92121
                    (Address of Principal Executive Offices)

                         (619) 587 - 0500, Extension 105
                (Issuer's Telephone Number, Including Area Code)

                     formerly Suite 300, same street address
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X              No _________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value, $0.01 per share, 8,393,007 shares of common stock outstanding as of April 30, 1997

         Transitional Small Business Disclosure Format (check one):

Yes  ______________          No        X

ITEM 1.   FINANCIAL STATEMENTS
         (Expressed in United States Dollars)
         (Unaudited - Prepared by Management)


                                 MARCH 31, 1997

ALLEGIANT TECHNOLOGIES INC.

BALANCE SHEET
(Expressed in United States Dollars)
AS OF MARCH 31

                                                                                                    1996       1997

ASSETS

Current assets:
     Cash and cash equivalents                                                             $     167,325   $     21,948
     Accounts receivable, net of allowance for doubtful accounts of
        $13,000 in 1996 and $32,892 in 1997                                                      130,418         59,001
     Inventories                                                                                  97,189        199,367
     Prepaid expenses and deposits                                                                39,668         15,387
                                                                                           -------------   ------------

     Total current assets                                                                        434,600        295,703
Deposits                                                                                          15,709         17,708
Property and equipment, net (Note 2)                                                             293,849        174,451
Intangible assets, net (Note 3)                                                                  353,038        228,442
Deferred costs                                                                                   133,582         15,000
                                                                                           -------------   ------------

     Total assets                                                                          $   1,230,778   $    731,304
                                                                                           =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Debentures payable (Note 5)                                                           $        -      $    495,775
     Accounts payable                                                                            382,348        428,721
     Accrued liabilities                                                                          34,843        332,124
     Deferred revenues                                                                            51,713         27,367
     Current portion of notes payable                                                             48,058           -
                                                                                           -------------   ------------

     Total current liabilities                                                                   516,962      1,283,987
Deferred rent                                                                                     23,763         36,502
Notes payable (Note 4)                                                                              -           100,000
Debentures payable (Note 5)                                                                      479,834           -
                                                                                           -------------   ------------

     Total liabilities                                                                         1,020,559      1,420,489
                                                                                           -------------   ------------
Shareholders' equity:
     Capital stock (Note 6)
        Authorized
           50,000,000   preferred shares, par value $0.01 per share
          100,000,000   common shares, par value $0.01 per share
        Issued and outstanding
            8,393,007   common shares (1996 - 7,292,295)                                          72,923         83,930
     Additional paid-in capital                                                                2,651,898      4,062,235
     Accumulated deficit                                                                      (2,514,602)    (4,835,350)
                                                                                           -------------   ------------

        Total shareholders' equity                                                               210,219       (689,185)
                                                                                           -------------   ------------

     Total liabilities and shareholders' equity                                            $   1,230,778   $    731,304
                                                                                           =============   ============

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
THREE MONTHS ENDED MARCH 31

                                                                                                    1996        1997


NET REVENUE                                                                                $     470,710   $    315,512

COST OF REVENUE                                                                                  100,903         87,575
                                                                                           -------------   ------------

GROSS PROFIT                                                                                     369,807        227,937
                                                                                           -------------   ------------



EXPENSES
     Sales and marketing                                                                         651,561        191,992
     Research and development                                                                    249,874        162,086
     General and administrative                                                                  248,791        239,407
     Amortization of purchase of intangibles                                                      34,899         31,149
                                                                                           -------------   ------------

     Total operating expenses                                                                  1,185,125        624,634
                                                                                           -------------   ------------


Loss from operations                                                                            (815,318)      (396,697)

     Interest income                                                                               4,132           -
     Interest expense                                                                            (19,352)          -
                                                                                           -------------   -------------

Net loss                                                                                   $    (830,538)  $   (396,697)
                                                                                           =============   =============


Loss per share                                                                             $        (0.16) $      (0.05)
                                                                                           ==============  =============


Shares used in computing per share amounts                                                     5,042,295      8,107,295
                                                                                           =============   ============

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                             Additional                       Total
                                               Number                         Paid-in        Accumulated    Shareholders'
                                             of Shares        Par Value       Capital         Deficit         Equity



Balances at December 31, 1994                 5,634,000    $      56,340   $   1,205,660   $    (626,698)   $   635,302

Net loss                                                                                         (42,187)       (42,187)
                                          -------------    -------------   -------------   -------------    -----------

Balances at March 31, 1995                    5,634,000           56,340       1,205,660        (668,885)       593,115

Shares issued - cash                            875,000            8,750         866,250                        875,000
               - corporate finance fee           64,545              645          63,900                         64,545
               - exercise of warrants           218,750            2,188         216,562                        218,750
               - conversion of note payable     250,000            2,500         247,500                        250,000
               - issuance of warrants                                             39,000                         39,000

Offering costs                                                                   (234,474)                     (234,474)

Net loss                                                                                      (1,015,179)    (1,015,179)
                                          -------------    -------------   -------------   -------------    -----------


Balances at December 31, 1995                 7,042,295           70,423       2,404,398      (1,684,064)       790,757

Shares issued - cash                            250,000            2,500         247,500                        250,000

Net loss                                                                                        (830,538)      (830,538)
                                          -------------    -------------   -------------   -------------    -----------

Balances at March 31, 1996                    7,292,295           72,923       2,651,898      (2,514,602)       210,219

Share issued - cash                             815,000            8,150       1,621,850                      1,630,000

Offering costs                                                                  (308,656)                      (308,656)

Net loss                                                                                      (1,924,051)    (1,924,051)
                                          -------------    -------------   -------------   -------------    -----------

Balances at December 31, 1996                 8,107,295           81,073       3,965,092      (4,438,653)      (392,488)

Shares issued cash                              285,712            2,857          97,143                        100,000

Net loss                                                                                        (396,697)      (396,697)
                                          -------------    -------------   -------------   -------------    -----------

Balances at March 31, 1997                    8,393,007    $      83,930   $   4,062,235   $  (4,835,350)   $  (689,185)
                                          =============    =============   =============   =============    ===========

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
THREE MONTHS ENDED MARCH 31

                                                                                                 1996              1997
                                                                                        -----------------  ------------

OPERATING ACTIVITIES
     Net loss                                                                           $    (830,538)     $   (396,697)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Amortization and depreciation                                                          72,782            56,739
        Changes in operating assets and liabilities
           Accounts receivable                                                                (23,609)          (21,917)
           Inventories                                                                          2,178               836
           Prepaid expenses and deposits                                                       45,905            32,734
           Accounts payable and accrued liabilities                                           171,251            49,873
           Deferred revenues                                                                   (2,085)           (7,196)
                                                                                        -------------      ------------

     Net cash used for operating activities                                                  (564,116)         (285,628)
                                                                                        -------------      ------------


INVESTING ACTIVITIES
     Purchase of property and equipment                                                       (59,269)             -
                                                                                        -------------      ------------


FINANCING ACTIVITIES
     Proceeds from issuance of capital stock                                                  250,000           100,000
     Proceeds from notes payable                                                                 -              100,000
     Payments on notes payable                                                                (12,436)           (9,034)
     Deferred costs                                                                           (61,082)             -
     Deferred rent                                                                             (2,640)             -
                                                                                        -------------      ------------

     Net cash provided by financing activities                                                173,842           190,966
                                                                                        -------------      ------------


Decrease in cash and cash equivalents                                                        (449,543)          (94,662)


Cash and cash equivalents, beginning of period                                                616,868           116,610
                                                                                        -------------      ------------


Cash and cash equivalents, end of period                                                $     167,325      $     21,948
                                                                                        =============      ============

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




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

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 1997, current liabilities exceed current assets by $1,088,287, and total liabilities exceed total assets by $689,185.

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

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




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

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (cont'd.....)

        United States Generally Accepted Accounting Principles

        Accounting under United States and Canadian generally accepted accounting principles is substantially the same with respect to the accounting principles used by the Company in the preparation of these financial statements.



2.      PROPERTY AND EQUIPMENT

                                                                                                    1996         1997
        Property and Equipment consists of:
           Furniture and fixtures                                                          $     154,240   $    154,240
           Office equipment                                                                       23,723         23,723
           Computer equipment                                                                    187,473        187,473
                                                                                           -------------   ------------

                                                                                                 365,436        365,436
        Accumulated depreciation                                                                (165,395)      (190,985)
                                                                                           -------------   ------------

                                                                                           $     200,041   $    174,451
                                                                                           =============   ============


3.      INTANGIBLE ASSETS

                                                                                                    1996         1997
        Intangible assets consist of:
           Acquisition costs of SuperCard                                                  $     498,000   $    498,000
           Royalty buyout                                                                        100,000        100,000
                                                                                           -------------   ------------

                                                                                                 598,000        598,000
           Accumulated amortization                                                             (338,409)      (369,558)
                                                                                           -------------   ------------

                                                                                           $     259,591   $    228,442
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

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




4.      NOTES PAYABLE

                                                                                                    1996         1997
        Note payable - On February  13, 1997 the Company  issued a note  payable
           (the "Note") in connection with a proposed private  placement of debt securities in the amount of $750,000.  To date,  the Company has been advanced the sum of $100,000 under the Note. The Note is secured by a general  charge over the assets of the Company and bears  interest at the First National Bank & Trust Company of Chicago prime rate plus 2%
           per annum,  which is payable  quarterly  commencing on July 15, 1997.
           Amounts advanced under the Note, together with accrued interest,  are due on the  earlier of the date on which the  Company  completes  any offering of equity securities for an amount of not less
           than $1,500,000, and February 13, 1999.                                         $        -      $    100,000

        Note payable on buyout of royalty on SuperCard  sales,  payable over two years in equal monthly installments commencing March 1, 1995
           with interest at 9% per annum.                                                          9,034           -

        Less: current portion                                                                      9,034           -
                                                                                           -------------   ------------

        Notes payable, net of current portion                                              $        -      $    100,000
                                                                                           =============   ============

 5.     DEBENTURES PAYABLE

                                                                                                    1996         1997
       The Company issued  debentures in the aggregate  amount of $500,000 which which may be  converted  into  Units of the  Issuer at a price  $1.96 until  December  18,  1997,  at the option of the  holder.  Each Unit consists of one common share and one share purchase warrant entitling the holder to  purchase  an  additional  common  share at $1.96 until
           December 18, 1997. The debentures,  if not converted into Units,  are due on December 18, 1997.

       The debentures are no longer secured by a general charge over the assets of the Company and no longer bears interest effective
           September 20, 1996.                                                             $     500,000   $    500,000

        Less: discount                                                                            (4,225)        (4,225)
                                                                                           -------------   ------------

                                                                                                 495,775        495,775
        Less: current portion                                                                   (495,775)      (495,775)
                                                                                           -------------   ------------

        Debentures payable, net of current portion                                         $        -      $       -
                                                                                           =============   ============

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




6.      CAPITAL STOCK

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

        Stock options

        The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant and incentive stock options to purchase up to 2,187,688 shares of its common stock as of March 31, 1997. There are 260,188 options available that may be granted in the future under the stock option plan.

        Under the terms of the Plan, incentive options may be granted to employees, officers, directors and consultants at prices not less than the fair market value on the date of grant. Options vest over various terms not exceeding four years and expire five years from the date of grant.

        At March 31, 1997, there are 1,927,500 options outstanding at an exercise price of $0.75 per share expiring from periods ranging from May 24, 2000 to November 26, 2001

        As of March 31, 1997, the Company has outstanding share purchase warrants entitling the holders to purchase a total of 727,235 common shares of the Company as follows:

                           Number                 Exercise
                        of Shares                 Price                                  Expiry Date
                             88,235         $            1.96                         December 18, 1997

                            150,000         Cdn          3.15 to April 25, 1997

                                            Cdn          3.62 from April 26, 1997
                                                                 to April 25, 1998    April 25, 1998

                            489,000                      2.30                         April 26, 1998
                      -------------

                            727,235
                      =============


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 1997




 7.     RELATED PARTY TRANSACTIONS

        During the three months ended March 31, 1997, the Company paid or accrued $15,000 (1996 - $15,000) in management fees to companies controlled by certain directors of the Company.


8.      GEOGRAPHIC INFORMATION

        Substantially all the Company's operations, employees and assets are located in the United States.

        A significant portion of the Company's sales are to customers in foreign countries:

                                                                                                    1996          1997
        Sales by geographical region:
           Japan                                                                           $      29,951   $     21,335
           Europe                                                                                106,678         64,786
           Other                                                                                  45,157         14,812
                                                                                           -------------   ------------

           Total export sales                                                                    181,786        100,933
           United States                                                                         288,924        214,579
                                                                                           -------------   ------------

           Net sales                                                                       $     470,710   $    315,512
                                                                                           =============   ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has a limited history of operations. It was incorporated on December 28, 1993, acquired SuperCard together with its customer franchise, from Aldus Corporation ("Aldus") on February 4, 1994, and released its first product upgrade in June 1994. The Company has incurred substantial start up, development and other expenses in excess of revenues which has resulted in cumulative net losses to March 31, 1997 of $4,835,350 The Company's revenues to date have been substantially derived from the sale of SuperCard and to a much lesser extent the sale of Marionet, both for the Macintosh platform. There can be no assurance that product sales will either continue at historical rates or increase or that the Company's products under development will achieve market acceptance.

The results of operation for the first quarter of 1997 were significantly impacted by three factors: (1) the Company was unable to secure adequate financing to complete product development and maintain marketing efforts, (2) the Company's development schedule did not provide for the release of a version of SuperCard for the Windows operating system, and (3) the continuing decline in the sales of Macintosh computers and related Macintosh software in general.

On January 17, 1997, the Company announced that it had entered into an agency agreement whereby the placement agent would use its best efforts to secure additional capital for the Company in the amount of $750,000 by way of a bridge loan which was to be repaid out of proceeds from the subsequent sale of equity securities. As of April 30, 1997, the Company was advanced the sum of $100,000 under the agreement. The Company no longer expects that it will receive the balance of funding as contemplated. The Company's ability to satisfy projected working capital and capital expenditure requirements is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company, and the success of its future operations.

In view of this circumstance, management has undertaken the following steps subsequent to March 31, 1997.

1. Termination notices were issued to a majority of employees. Currently, there remains 9 employees, including all of senior management, who have agreed to defer a substantial portion or all of their salaries allowing operations to continue in order that a feasible plan of reorganization may be developed.

2. The Company has terminated its premises lease, at no cost or penalty, and sub-leased smaller premises for a one year term at no cost in exchange for the transfer of an equivalent value of furniture no longer in use by the Company.

3.    Measures have been taken to reduce all costs where possible.

4. Negotiations have been commenced with a secured and other major creditor of the Company to amend the terms of their respective loan agreements and to secure additional capital necessary to complete the development of the SuperCard for Windows product and to commence a plan of reorganization. A result of such negotiations may be a significant change in management of the Company.

The lack of available financial resources, coupled with a significant decline in Macintosh software sales, have impacted the Company's ability to successfully market and sell its current products effectively. Management is reviewing various means by which it can generate incremental revenues at reduced cost, however, it is expected that sales in the immediate future will be adversely affected.

Though management is attempting to secure the additional capital necessary for the Company to continue its operation as a going concern, there are no assurances that the Company will be able to secure the required capital on terms favorable to the Company or on any terms. In addition, even in the event the necessary capital is made available to the Company, there are no assurances that it can retain or, if necessary, hire key personnel to implement a plan of reorganization successfully nor are there any assurances that a plan of reorganization will gain the acceptance of the Company's creditors. As a result there exists a substantial risk that the Company will have to discontinue its operations. The financial statements presented as at March 31, 1997 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to March 31, 1997. As of March 31, 1997 the Company had cash equivalents of $21,948 and a working capital deficit of $988,284 which includes unsecured convertible debentures in the aggregate amount of $500,000 due in December, 1997 and a $100,000 secured note due in January, 1999. Total liabilities exceed the book value of total assets by $689,185. The Company's ability to satisfy projected working capital and capital expenditure requirements is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company, and the success of its future operations.

The Company's primary future needs for capital are for expanded product development, marketing and selling expenses and working capital. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's product development, competitive and technological advances, marketing acceptance of the Company's products and other factors.

Results of Operation

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

                                                                                                          Three
                                                                                                      Months Ended
                                                                                                          March 31


                                                                                                    1996           1997
                                                                                           -------------   ------------

     Net revenues                                                                                    100%           100%

Cost of revenue                                                                                       21
                                                                                           -------------
     Cost of revenues                                                                                 21             28
                                                                                           -------------   ------------

     Gross profit                                                                                     89             72
                                                                                           -------------   ------------


     Expenses:
        Sales and marketing                                                                          138             61
Research and development                                                                              53
        Research and development                                                                      53             51
        General and administrative                                                                    53             76
Amortization                                                                                           7
                                                                                           -------------
        Amortisation                                                                                   7             10
                                                                                           -------------   ------------

     Total operating expenses                                                                        251            198
                                                                                           -------------   ------------

     Loss from operations                                                                           (162)          (126)

     Net interest income (expense)                                                                   (14)          -
                                                                                           --------------  -------------

     Net loss                                                                                        (176)%        (126)%


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 33% from $470,710 for the three months ended March 31, 1996 to $315,512 for the three months ended March 31, 1997. The decrease is due to the following factors: (1) the Company did not have adequate financial resources to implement effective sales and marketing strategies, and
(2) the continuing decline in the sales of Macintosh computers and Macintosh software in general.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue decreased from $100,903 to $87,575 (as a percentage of revenue it increased from 21% of net revenues to 28%) for the first three months of 1997 as compared to 1996. The absolute dollar decrease is due to the reduction in sales. The percentage increase is primarily due to the change in costs associated with other vendor products that were bundled with SuperCard from time to time.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs decreased from $651,561 to $191,992 (139% of net revenues to 61%) for the first three months of 1997 as compared to 1996. The reduction in expenditures is a direct result of inadequate financial resources.

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures decreased from $249,874 to $162,086 (from 53% of net revenues to 51%) for the first three months of 1997 as compared to 1996. The decrease in research and development costs is directly attributable to the decrease in engineering and support level staff.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer. General and administrative expenses decreased from $248,791 to $239,407 (as a percentage of revenues it increased from 53% of net revenues to 76%) for the first three months of 1997 as compared to 1996. General and administrative expenses remained relatively fixed in absolute terms but are expected to decrease substantially as a result of steps undertaken by management to reduce costs.

PART II.            OTHER INFORMATION

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    None filed during the period ended March 31, 1997.

Items 1, 2, 3, 4, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on May 12, 1997.

                                          ALLEGIANT TECHNOLOGIES INC.

                                       By:  /s/ Joel Staadecker
                                            Joel Staadecker President and
                                            Chief Executive Officer