Form 10QSB
period 1997-06-30
ALLEGIANT TECHNOLOGIES INC
filed 1997-08-12
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

     |_| Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from to

Commission file number   333-07727

                           Allegiant Technologies Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                   Washington
         (State or Other Jurisdiction of Incorporation or Organization)

                                   98-0138706
                      (I.R.S. Employer Identification No.)

          9740 Scranton Place, Suite 350, San Diego, California, 92121
                    (Address of Principal Executive Offices)

                         (619) 587 - 0500, Extension 105
                (Issuer's Telephone Number, Including Area Code)

-----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X              No _________


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable Common stock, par value, $0.01 per share, 8,393,007 shares of common stock outstanding as of July 31, 1997

         Transitional Small Business Disclosure Format (check one):

Yes    __________            No      X

ITEM 1.   FINANCIAL STATEMENTS-JUNE 30, 1997


                           ALLEGIANT TECHNOLOGIES INC.



                      (Expressed in United States Dollars)
                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)


                                  JUNE 30, 1997

ALLEGIANT TECHNOLOGIES INC.
BALANCE SHEET
(Expressed in United States Dollars)
AS OF JUNE 30

                                                                                               1996              1997
ASSETS

Current assets:
     Cash and cash equivalents                                                             $     921,043   $     33,388
     Accounts receivable, net of allowance for doubtful accounts                                 125,615         23,366
     Other receivable                                                                               -             2,851
     Inventories                                                                                  79,033        147,827
     Prepaid expenses                                                                             61,670         31,927
                                                                                           -------------   ------------

     Total current assets                                                                      1,187,361        239,359
Deposits                                                                                          15,709           -
Property and equipment, net (Note 2)                                                             275,302         80,402
Intangible assets, net (Note 3)                                                                  321,889           -
Deferred costs                                                                                    30,000           -
                                                                                           -------------   ------------

     Total assets                                                                          $   1,830,261   $    319,761
                                                                                           =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $     161,961   $    414,218
     Accrued liabilities                                                                          35,239        418,406
     Deferred revenues                                                                            52,516         24,455
     Notes payable (Note 4)                                                                       35,341        119,704
     Current portion of debentures payable (Note 5)                                                 -           500,000
                                                                                           -------------   ------------

     Total current liabilities                                                                   285,057      1,476,783
Deferred rent                                                                                     22,002           -
Debentures payable (Note 5)                                                                      492,798           -
                                                                                           -------------   -------------

     Total liabilities                                                                           799,857      1,476,783
                                                                                           -------------   ------------

Shareholders' equity:
   Capital stock (Note 6)
       Authorized
           50,000,000  preferred shares, par value $0.01 per share
          100,000,000  common shares, par value $0.01 per share
       Issued and outstanding
            8,393,007  common shares (1996 - 8,107,295)                                           81,073         83,930
   Additional paid-in capital                                                                  3,965,092      4,062,235
   Accumulated deficit                                                                        (3,015,761)    (5,303,187)
                                                                                           -------------    -----------

       Total shareholders' equity                                                              1,030,404     (1,157,022)
                                                                                           -------------    -----------

   Total liabilities and shareholders' equity                                              $   1,830,261    $   319,761
                                                                                           =============    ===========

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

                                                                Three Month Period Ended     Six Month Period Ended
                                                                          June 30,                    June 30,
                                                                1996             1997             1996         1997
                                                        --------------   ------------    --------------   ------------
NET REVENUE                                             $      439,086   $     138,845   $      909,796   $     454,357

COST OF REVENUE                                                 92,307          62,195          193,210         149,770
                                                        --------------   -------------   --------------   -------------

GROSS PROFIT                                                   346,779          76,650          716,586         304,587
                                                        --------------   -------------   --------------   -------------



EXPENSES
     Sales and marketing                                       304,123          48,443          955,684         240,435
     Research and development                                  233,142          53,938          483,016         216,024
     General and administrative                                263,337         166,809          512,128         406,216
     Amortization of purchase of intangibles                    33,649          31,149           68,548          62,298
     Write-off of intangibles                                     -            197,293             -            197,293
     Loss on disposal of fixed assets                             -             21,654             -             21,654
                                                        --------------   -------------   --------------   -------------

     Total operating expenses                                  834,251         519,286        2,019,376       1,143,920
                                                        --------------   -------------   --------------   -------------


Loss from operations                                          (487,472)       (442,636)      (1,302,790)       (839,333)

     Interest income                                             4,347             166            8,479             166
     Interest expense                                          (18,034)        (25,367)         (37,386)        (25,367)
                                                        --------------   -------------   --------------   -------------

Net loss                                                $     (501,159)  $    (467,837)  $   (1,331,697)  $    (864,534)
                                                        ==============   =============   ==============   =============


Loss per share                                          $       (0.065)  $      (0.055)  $       (0.173)  $      (0.103)
                                                        ===============  ==============  ==============   ==============


Shares used in computing per share amounts                   7,692,295       8,393,007        7,692,295       8,393,007
                                                        ==============   =============   ==============   =============

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                             Additional                       Total
                                               Number                         Paid-in        Accumulated    Shareholders'
                                             of Shares        Par Value       Capital         Deficit         Equity
Balances at December 31, 1995                 7,042,295    $      70,423   $   2,404,398   $  (1,684,064)   $   790,757

Shares issued    - cash                         815,000            8,150       1,621,850                      1,630,000
                 - exercise of warrants         250,000            2,500         247,500                        250,000
Offering costs                                                                  (308,656)                      (308,656)
Net loss                                                                                      (1,331,697)    (1,331,697)
                                          -------------    -------------   -------------   -------------    -----------


Balances at June 30, 1996                     8,107,295           81,073       3,965,092      (3,015,761)     1,030,404

Net loss                                                                                      (1,422,852)    (1,422,852)
                                          -------------    -------------   -------------   -------------    -----------


Balances at December 31, 1996                 8,107,295           81,073       3,965,092      (4,438,653)      (392,488)

Shares issued    - cash                         285,712            2,857          97,143                        100,000
Net loss                                                                                        (864,534)      (864,534)
                                          -------------    -------------   -------------   -------------    -----------


Balances at June 30, 1997                     8,393,007    $      83,930   $   4,062,235   $  (5,303,187)   $(1,157,022)
                                          =============    =============   =============   =============    ===========

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

                                                               Three Month Period Ended        Six Month Period Ended
                                                                        June 30,                    June 30,
                                                              1996              1997         1996               1997
                                                        ---------------  -------------    -------------   -------------
OPERATING ACTIVITIES
     Net loss                                           $     (501,159)  $    (467,837)  $   (1,331,697)  $    (864,534)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Amortization and depreciation                           27,887          56,739          100,669         113,478
        Write-off of intangible                                   -            197,293             -            197,293
        Loss on disposal of fixed assets                          -             21,654             -             21,654
        Changes in operating assets and liabilities
           Accounts and other receivables                       32,270          32,784            8,661          10,867
           Inventories                                          18,156          51,540           20,334          52,376
           Prepaid expenses and deposits                       (49,469)          1,168           (3,564)         33,902
           Accounts payable and accrued liabilities           (219,990)         77,779          (48,739)        127,652
           Deferred revenues                                       803          (2,912)          (1,282)        (10,108)
                                                        --------------   -------------   --------------   -------------

     Net cash used for operating activities                   (691,502)        (31,792)      (1,255,618)       (317,420)
                                                        --------------   -------------   --------------   -------------


INVESTING ACTIVITIES
     Purchase of property and equipment                           (776)           -             (60,045)           -
     Proceed on sale of property and equipment                    -             51,475             -             51,475
                                                        --------------   -------------   --------------   -------------

     Net cash used for investing activities                       (776)         51,475          (60,045)         51,475
                                                        --------------   -------------   --------------   -------------


FINANCING ACTIVITIES
     Proceeds from issuance of capital stock                 1,630,000            -           1,880,000         100,000
     Share offering cost                                      (308,656)           -            (308,656)           -
     Proceeds from issuance of notes                              -               -                -            100,000
     Payments on notes payable                                 (12,717)          9,034          (25,153)           -
     Deferred costs                                            107,332          15,000           46,250          15,000
     Deferred rent                                              (1,761)        (36,502)          (4,401)        (36,502)
     Amortization of debt discount                              31,798           4,225           31,798           4,225
                                                        --------------   -------------   --------------   -------------

     Net cash provided by financing activities               1,445,996          (8,243)       1,619,838         182,723
                                                        --------------   -------------   --------------   -------------


Increase (decrease) in cash and cash equivalents               753,718          11,440          304,175         (83,222)


Cash and cash equivalents, beginning of period                 167,325          21,948          616,868         116,610
                                                        --------------   -------------   --------------   -------------


Cash and cash equivalents, end of period                $      921,043   $      33,388   $      921,043   $      33,388
                                                        ==============   =============   ==============   =============

                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




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

     Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1997, current liabilities exceed current assets by $1,237,424 and total liabilities exceed total assets by $1,157,022.

     The Company's ability to satisfy projected working capital and capital expenditure requirements is dependent upon its ability to secure additional funding through public or private sales of securities. There are no assurances that the Company will be able to secure the required capital on any terms. As a result, there exists a substantial risk that the Company will have to discontinue its operations. The financial statements include an adjustment to the cost of intangible assets, relating to the Company's acquisition of SuperCard, but do not include any other adjustments that might result from the outcome of this uncertainty.

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

     Inventories

     Inventories consist primarily of software media, manuals and related packing materials. Inventories are valued at standard cost, which approximates the lower of cost, determined on a first-in, first-out basis, or market assuming the sale of product in the ordinary course at business.

     Capital Assets

     Capital assets are recorded at cost. Depreciation is provided over the estimated useful lives ranging from three to seven years using the straight-line method.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




     1.   ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
(cont'd.....)


     Intangible Assets

     Intangible assets are recorded at cost. Amortization is provided over the estimated useful lives of five years using the straight-line method. Management evaluates the future realization of intangible assets quarterly and writes down any amounts that management deems unlikely to be recovered through future product sales. As at June 30, 1997, the Company's ability to continue as a going concern is uncertain. Product sales have decreased significantly and it is expected that sales will continue to be adversely affected. After reasonable investigation and inquiry, management concluded that the future realization of intangible assets, represented by the purchase of SuperCard, is substantially in doubt and therefore decided to write-off and change the earnings the unamortized balance of such costs.

     Capitalized Software Costs

     Financial accounting standards provide for capitalization of certain software development costs after technical feasibility of the software is attained. No such costs were capitalized in 1994, 1995, 1996 or 1997 because the impact on the financial statements would not be material.


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

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




2.      PROPERTY AND EQUIPMENT

                                                                                                    1996          1997
        Property and Equipment consists of:
           Furniture and fixtures                                                          $     154,240   $     17,619
           Office equipment                                                                       17,416         23,723
           Computer equipment                                                                    193,437        187,473
                                                                                           -------------   ------------

                                                                                                 365,093        228,815
        Accumulated depreciation                                                                 (89,791)      (148,413)
                                                                                           -------------   ------------

                                                                                           $     275,302   $     80,402
                                                                                           =============   ============



3.      INTANGIBLE ASSETS

                                                                                                    1996         1997
        Intangible assets consist of:
           Acquisition costs of SuperCard                                                  $     498,000   $    498,000
           Royalty buyout                                                                        100,000        100,000
                                                                                           -------------   ------------

                                                                                                 598,000        598,000
           Accumulated amortization                                                             (276,111)      (400,707)
           Write-off                                                                                -          (197,293)
                                                                                           -------------   ------------

                                                                                           $     321,889   $       -
                                                                                           =============   ============

     Acquisition costs include goodwill, product technology and related acquisition costs. On February 4, 1994 the Company purchased from a non-related party, the rights to a product sold under the name "SuperCard" and the underlying software technology for cash and other consideration. The royalty buyout represents a fixed sum payment for the termination of the royalty interest on SuperCard sales. The buyout option was negotiated as part of the original acquisition of SuperCard. The unamortized balance of such costs have been written-off and charged to earnings because of the substantial doubt that exists regarding the realization of such costs through future product sales.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




4.      NOTES PAYABLE

                                                                                                    1996        1997
        Note payable - On February  13, 1997 the Company  issued a note  payable
           (the "Note") in connection with a proposed private  placement of debt securities  in the amount of  $750,000.  The Company was advanced the sum of  $100,000  under the Note.  The Note is  secured  by a general charge over the assets of the Company and bears interest at the First
           National  Bank & Trust  Company  of  Chicago  prime  rate plus 2% per annum,  which is  payable  quarterly  commencing  on July  15,  1997.
           Amounts advanced under the Note, together with accrued interest,  are due on the  earlier of the date on which the  Company  completes  any offering of equity securities for an amount
           of not less than $1,500,000, and February 13, 1999.                             $        -      $    100,000


           Accrued interest                                                                         -             6,000


           On July 15, 1997, the Company failed to make an interest payment as required under the terms of the Note. As a consequence of this default, the Note, together with accrued interest, is currently due and payable upon demand.


        Note payable on buyout of royalty on SuperCard  sales,  payable over two years in equal monthly installments commencing March 1, 1995
           with interest at 9% per annum.                                                         35,341         13,704
                                                                                           -------------   ------------


                                                                                                  35,341        119,704

        Less: current portion                                                                    (35,341)      (119,704)
                                                                                           -------------   ------------


        Notes payable, net of current portion                                              $        -      $       -
                                                                                           =============   =============


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




5.      DEBENTURES PAYABLE

                                                                                                    1996         1997
       The Company issued  debentures in the aggregate  amount of $500,000 which which may be  converted  into  Units of the  Issuer at a price  $1.96 until  December  18,  1997,  at the option of the  holder.  Each Unit consists of one common share and one share purchase warrant entitling the holder to  purchase  an  additional  common  share at $1.96 until
           December 18, 1997. The debentures,  if not converted into Units,  are due on December 18, 1997.

        The debentures are not secured and do not bear interest.                           $     500,000   $    500,000

        Less: discount                                                                            (7,202)          -
                                                                                           -------------   ---------

                                                                                                 492,798        500,000
        Less: current portion                                                                       -          (500,000)
                                                                                           -------------   ------------

        Debentures payable, net of current portion                                         $     492,798   $       -
                                                                                           =============   ============

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

        Stock options

        The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant and incentive stock options to purchase up to 2,517,902 shares of its common stock as of June 30, 1997. There are 1,580,402 options available that may be granted in the future under the stock option plan.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




6.      CAPITAL STOCK (cont'd.....)


        Stock options (cont'd.....)


        Under the terms of the Plan, incentive options may be granted to employees, officers, directors and consultants at prices not less than the fair market value on the date of grant. Options vest over various terms not exceeding four years and expire five years from the date of grant.


        During the period, 990,000 options were cancelled as a result of employee terminations. At June 30, 1997, there are 937,500 options outstanding at an exercise price of $0.75 per share expiring from periods ranging from May 24, 2000 to November 26, 2001


        As of June 30, 1997, the Company has outstanding share purchase warrants entitling the holders to purchase a total of 1,012,947 common shares of the Company as follows:


                          Number                 Exercise
                        of Shares                 Price                                  Expiry Date
                             88,235              $       1.96                         December 18, 1997

                            150,000              $       3.62 (Cdn)                   April 25, 1998

                            489,000              $       2.30                         April 26, 1998

                            285,712              $       0.35 to April 15, 1998

                                                 $       0.40 from April 16, 1998
                                                              to April 15, 1999       April 15, 1999
                      -------------

                          1,012,947
                      =============


7.      RELATED PARTY TRANSACTIONS

        During the six months ended June 30, 1997, the Company paid or accrued $30,000 (1996 - $30,000) in management fees to companies controlled by certain directors of the Company.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1997




8.      GEOGRAPHIC INFORMATION

        Substantially all the Company's operations, employees and assets are located in the United States.

        A significant portion of the Company's sales are to customers in foreign countries.

        Sales by geographical region for the six months ended June 30, 1997 are as follows:

                                                                                                    1996          1997
           Japan                                                                           $     104,418   $     24,182
           Europe                                                                                155,946         75,929
           Other                                                                                  73,433         25,707
                                                                                           -------------   ------------

           Total export sales                                                                    333,797        125,818
           United States                                                                         575,999        328,539
                                                                                           -------------   ------------

           Net sales                                                                       $     909,796   $    454,357
                                                                                           =============   ============


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops and markets multimedia, Internet, and application development software authoring tools used to create interactive, multimedia communication, education, entertainment, presentations and information management applications. Currently, the Company's core product only runs on computers compatible with the Macintosh operating system.

The Company has incurred substantial start up, development and other expenses in excess of revenues which has resulted in cumulative net losses to June 30, 1997 of $5,303,187. As at June 30, 1997, the Company had a working capital deficit of $1,237,424,and total liabilities exceed book value of total assets by $1,157,022.

The Company's results of operations for the last two quarters have been adversely affected by three significant factors: (1) the Company was not able to secure adequate financing to complete new product under development, including a Windows version of SuperCard, and to maintain effective marketing strategies,
(2) the Company's existing products are sold into a market segment that has, in the past year, experienced significant sales declines, and (3) sales of Macintosh computers and related Macintosh software in general have continued to decline. Management continues to investigate and evaluate various means by which it can generate incremental revenues at reduced cost, however, it is expected that sales in the immediate future will continue to be adversely affected.

The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company, the successful and timely completion of product development on a Windows version of SuperCard, material creditor concessions and the success of its future operation. As a result, there exists a substantial risk that the Company will have to discontinue its operations. The financial statements presented as at June 30, 1997 do not include any adjustments that might result from the outcome of this uncertainty, except for a write down of intangibles assets, as described below.

The Company has developed and has commenced reorganization plans that, if successfully implemented, will allow the Company to continue as a going concern. However, there are no assurances that the Company will be able to secure the required capital on terms favorable to the Company or on any terms. In addition, even in the event the necessary capital is made available to the Company, there are no assurances that it can retain or, if necessary, hire key personnel to implement such plans successfully nor are there any assurances that such plans will gain the acceptance of the Company's creditors. Negotiations are on going where necessary and it is expected that the results of management's efforts to reorganize the Company will be known within ninety days of this report.

 Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to June 30, 1997. As of June 30, 1997 the Company had cash equivalents of $33,388 and a working capital deficit of $1,237,424. Total liabilities exceed the book value of total assets by $1,157,022. The Company's ability to satisfy projected working capital and capital expenditure requirements is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. Presently, there is no credible basis on which the Company can project future cash flow form operations.

The Company's primary future needs for capital are for expanded product development, marketing and selling expenses and working capital. The Company's working capital requirements may vary depending upon numerous factors including the progress of the Company's product development, competitive and technological advances, marketing acceptance of the Company's products and other factors.

It is management's opinion, after reasonable investigation and inquiry, that the realizable value of the Company's assets is insufficient to satisfy the claims of creditors in the event of a liquidation and therefore shareholders would be virtually certain not to receive any liquidation proceeds on their shares should the Company be dissolved.


Results of Operation

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

                                                             Three                            Six
                                                             Months Ended                  Months Ended
                                                             June 30                       June 30
                                                             -------------------           ---------------------


                                                             1996           1997           1996            1997
                                                             ----           ----           ----            ----
     Net revenues                                            100%           100%           100%              100%

     Cost of revenues                                          21            45              21               33
                                                              ----          ----           -----             ----
     Gross profit                                              79            55              79               67
                                                              ----          ----           -----             ----
     Expenses:
        Sales and marketing                                    69            35             105               53
        Research and development                               53            39             53                48
        General and administrative                             60           120             56                89
        Amortization                                            8            22              8                14
        Write-off of intangibles                                -           142              -                43
        Loss on disposal of fixed assets                        -            16              -                 5
                                                              ------        -----           -----            -----

     Total operating expenses                                 190            374             222            (252)
                                                              ---           ----             ---             ---

     Loss from operations                                    (111)          (319)           (143)           (185)

     Net interest income (expense)                            (  3)          (18)             (3)             (5)
                                                             ------         -----          ------          ------

     Net loss                                                (114)%         (337)%          (146)%          (190)%
                                                             ====           ====            ====            ====

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 68% from $439,086 for the three months ended June 30, 1996 to $138,845 for the three months ended June 30, 1997. The decrease is due to the following factors: (1) the Company was not able to secure adequate financing to complete new product under development, including a Windows version of SuperCard, and to maintain effective marketing strategies, (2) the Company's existing products are sold into a market segment that has, in the past year, experienced significant sales declines, and (3) sales of Macintosh computers and related Macintosh software in general have continued to decline.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue decreased from $92,307 to $62,195 (as a percentage of net revenues it increased from 21% to 45%) for the first three months of 1997 as compared to 1996. The absolute dollar decrease is due to the reduction in sales. The percentage increase is primarily due to the change in costs associated with other vendor products that were bundled with SuperCard from time to time and the write down of obsolete inventory.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs decreased from $304,123 to $48,443 (as a percentage of net revenues it decreased from 69% to 35%) for the first three months of 1997 as compared to 1996. The reduction in expenditures is a direct result of inadequate financial resources. The percentage increase is as a result of a reduction in sales and fixed salaries attributed to sales and marketing.

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures decreased from $233,142 to $53,938 (from 53% of net revenues to 39%) for the first three months of 1997 as compared to 1996. The decrease in research and development costs is directly attributable to the decrease in engineering and support level staff.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer. General and administrative expenses decreased from $263,337 to $166,809 (as a percentage of net revenues it increased from 60% to 120%) for the first three months of 1997 as compared to 1996. General and administrative expenses have substantially decreased as a result of steps undertaken by management to reduce costs.

As at June 30, 1997, the Company's ability to continue as a going concern is uncertain. Product sales have decreased substantially and it is expected that sales will continue to be adversely affected. After reasonable investigation and inquiry, management concluded that the future realization of the costs of intangible assets through product sales is substantially in doubt and therefore decided to write-off and charge to earnings, in the current period, the unamortized balance of such costs.

During the period the Company disposed of certain fixed assets, comprising furniture and fixtures, in connection with an agreement to sub-lease office space at no cost, and it adjusted the value of certain other assets that are no longer in use to an estimate of their realizable value.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 50% from $909,796 for the six months ended June 30, 1996 to $454,357 for the six months ended June 30, 1997. The decrease is due to the following factors: (1) the Company was not able to secure adequate financing to complete new product under development, including a Windows version of SuperCard, and to maintain effective marketing strategies, (2) the Company's existing products are sold into a market segment that has, in the past year, experienced significant sales declines, and (3) sales of Macintosh computers and related Macintosh software in general have continued to decline.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue decreased from $193,210 to $149,770 (as a percentage of net revenues it increased from 21% to 33%) for the first six months of 1997 as compared to 1996. The absolute dollar decrease is due to the reduction in sales. The percentage increase is primarily due to the change in costs associated with other vendor products that were bundled with SuperCard from time to time and the write down of obsolete inventory.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs decreased from $955,684 to $240,435 (from 105% of net revenues to 53%) for the first six months of 1997 as compared to 1996. The reduction in expenditures is a direct result of inadequate financial resources.

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures decreased from $483,016 to $216,024 (from 53% of net revenues to 48%) for the first six months of 1997 as compared to 1996. The decrease in research and development costs is directly attributable to the decrease in engineering and support level staff.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer. General and administrative expenses decreased from $512,128 to $406,216 (as a percentage of net revenues it increased from 56% to 89%) for the first six months of 1997 as compared to 1996. General and administrative expenses have been substantially as a result of steps undertaken by management to reduce costs.

As at June 30, 1997, the Company's ability to continue as a going concern is uncertain. Product sales have decreased substantially and it is expected that sales will continue to be adversely affected. After reasonable investigation and inquiry, management concluded that the future realization of the costs of intangible assets through product sales is substantially in doubt and therefore decided to write-off and charge to earnings, in the current period, the unamortized balance of such costs.

During the period the Company disposed of certain fixed assets, comprising furniture and fixtures, in connection with an agreement to sub-lease office space at no cost, and it adjusted the value of certain other assets that are no longer in use to an estimate of their realizable value.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has received notices of legal proceedings that have been commenced against the Company by several of its creditors for failure to pay amounts due for the purchase of goods or services. Such amounts are properly recorded in the Company's accounts as due and payable. In addition, several former employees of the Company have filed formal complaints with the California Labour Board for failure to pay amounts due in respect of unpaid salaries, accrued vacation pay and severance. All such amounts are properly recorded in the Company's accounts as due and payable.

ITEM 2.  CHANGES IN SECURITIES

Item 2 is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company borrowed the sum of $100,000 pursuant to a secured promissory note dated February 13, 1997. The terms of the note provided for the payment of interest quarterly commencing on July 15, 1997. The Company failed to make any payment of interest on or since July 15, 1997. The note is secured by a registered lien against all of the assets of the Company. The lender has not, as at the date hereof, commenced any action against the Company as a result of the default. The Company has commenced negotiations with the lender to amend the terms of the note.

There is no assurance that an agreement will be made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting on June 10, 1997 to present the audited financial statements of the Company for the year ended December 31, 1996 together with the auditors' report thereon, and to vote upon certain matters set out below. The total number of common shares represented at the meeting by shareholders in person or by proxy was 5,295,350 which represented approximately 63% of the total number of common shares issued and outstanding.

The following persons, all of whom were nominated by management, were appointed to the board of directors of the Company to hold office until the Company's next Annual General Meeting.

NAME OF DIRECTOR             VOTES FOR        VOTES AGAINST     VOTES WITHHELD

Joel Staadecker              5,055,450          234,000               5,900
William McCartney            5,289,450               -                5,900
Leonard Petersen             5,055,450          234,000               5,900
William Appleton             5,245,450           44,000               5,900
Edward Lewis                 5,155,450           90,000              44,000


In addition, David Coggeshall was nominated from the floor and received 319,000 votes for and 4,976,350 against and as a consequence was not appointed to the board of directors.

The following other matters were also voted upon and agreed to by shareholders at the Meeting.

1. To approve Ernst & Young LLP as auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.

 VOTES FOR 5,293,350       VOTES AGAINST       -    VOTES WITHHELD  2,000

2. To approve, subject to the approval of the Vancouver Stock Exchange, an amendment to the Company's existing stock option plan to increase the maximum number of shares issuable under the plan from 2,187,688 to 2,517,902.[ Insiders abstained from voting]

 VOTES FOR  2,202,949      VOTES AGAINST 157,400     VOTES WITHHELD 2,935,000

3. To authorize the directors to carry out a private placement or other issuance(s) of an amount of shares or units that is equal to or greater than 20% of the issued share capital of the Company, at such price or prices and to such persons on such terms as may be determined by the Directors, subject to the approval of the Vancouver Stock Exchange.

VOTES FOR 5,002,950         VOTES AGAINST 158,400     VOTES WITHHELD 134,000


ITEM 5.  OTHER INFORMATION

On July 7,  1997  Edward  Lewis  resigned  from the  Board of  Directors  of the
Company.

On July 15, 1997 the Company received early notice to vacate its premises in San Diego on or before September 15, 1997 pursuant to the terms of a sub-lease agreement.

On July 30, 1997 William Appleton resigned from the Board of Directors of the Company.

ITEM 6.  EXIHBITS AND REPORTS ON FORM 8-K

None filed during the period ended June 30, 1997


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on August 12, 1997.

                                    ALLEGIANT TECHNOLOGIES INC.

                                 By: /s/ William D. McCartney
                                     William D. McCartney
                                      Chief Financial Officer