Form 10-Q
period 1997-09-30
ALLEGIANT TECHNOLOGIES INC
filed 1997-11-13
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 1997

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

            Suite 1500, 609 Granville Street, Vancouver, B.C. V7Y 1G5
                    (Address of Principal Executive Offices)

                             (604) 687-0888 ext. 306
                (Issuer's Telephone Number, Including Area Code)

          9740 Scranton Place, Suite 350, San Diego, California, 92121

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

Yes          X              No _________


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable Common stock, par value, $0.01 per share, 7,743,007 shares of common stock outstanding as of October 31, 1997

         Traditional Small Business Disclosure Format (check one):

Yes                          No ____X______

PART I.


     ITEM 1. FINANCIAL STATEMENTS-SEPTEMBER 30, 1997


                           ALLEGIANT TECHNOLOGIES INC.



                        CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                      (Unaudited - Prepared by Management)


                               SEPTEMBER 30, 1997

ALLEGIANT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Expressed in United States Dollars)
AS AT SEPTEMBER 30

                                                                                                   1996            1997
                                                                                         --------------   -------------
ASSETS

Current assets
    Cash                                                                                 $      480,722   $      31,084
    Accounts receivable, net                                                                     93,271          26,803
    Inventories                                                                                  72,266         119,342
    Prepaid expenses                                                                             36,789          10,570
                                                                                         --------------   -------------

                                                                                                683,048         187,799
Deposits                                                                                         17,709            -
Property and equipment, net (Note 1)                                                            257,120          39,500
Intangible assets, net  (Note 2)                                                                290,740            -
Deferred costs                                                                                   63,523            -
                                                                                         --------------   -------------

    Total assets                                                                         $    1,312,140   $     227,299
                                                                                         ==============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                     $      186,765   $     404,155
    Accrued liabilities                                                                         104,175         447,755
    Deferred revenues                                                                            43,570          22,681
    Notes payable (Note 2)                                                                       22,335         121,704
    Current portion of debenture payable (Note 4)                                                  -            500,000
                                                                                         --------------   -------------

    Total current liabilities                                                                   356,845       1,496,255

Deferred rent                                                                                    36,502            -
Debentures payable (Note 4)                                                                     495,775             -
                                                                                         --------------   -------------

    Total liabilities                                                                           889,122       1,496,255
                                                                                         --------------   -------------

Shareholders' equity Capital stock (Note 5)
       Authorized:
           50,000,000   preferred shares, par value $0.01 per share
          100,000,000   common shares, par value $0.01 per share
       Issued and outstanding:
            8,393,007   common shares (1996 -8,107,295)                                          81,073          83,930
       Additional paid-in capital                                                             3,965,092       4,062,235
       Accumulated deficit                                                                   (3,623,147)     (5,415,121)
                                                                                         --------------   -------------

       Total shareholders' equity                                                               423,018      (1,268,956)
                                                                                         --------------   -------------

       Total liabilities and shareholders' equity                                        $    1,312,140   $     227,299
                                                                                         ==============   =============

                                            Unaudited - Prepared by Management


ALLEGIANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF EARNINGS AND DEFICIT
(Expressed in United States Dollars)

                                                        Three Month Period Ended         Nine Month Period Ended

                                                         September 30,   September 30,    September 30,   September 30,
                                                                  1996            1997             1996            1997
NET REVENUE                                             $      243,629   $      61,045   $    1,153,425   $     515,402

COST OF REVENUE                                                 55,827          32,759          249,037         182,529
                                                        --------------   -------------   --------------   -------------

GROSS PROFIT                                                   187,802          28,286          904,388         332,873
                                                        --------------   -------------   --------------   -------------


EXPENSES
    Sales and marketing                                        293,027          30,077        1,248,711         270,512
    Research and development                                   249,754          15,430          732,770         231,454
    General and administrative                                 223,658          65,047          735,786         471,263
    Amortization of purchase of intangibles                     31,149            -              99,697          62,298
    Write-off of intangibles                                      -               -                -            197,293
    Loss on disposal of fixed assets                            27,327            -                -             48,981
                                                        --------------   -------------   --------------   -------------

    Total operating expenses                                   797,588         137,881        2,816,964       1,281,801
                                                        --------------   -------------   --------------   -------------


Loss from operations                                          (609,786)       (109,595)      (1,912,576)       (948,928)


    Interest Income                                             12,741              60           21,220             226
    Interest Expense                                           (10,341)         (2,399)         (47,727)        (27,766)
                                                        --------------   -------------   --------------   -------------


Net Loss                                                $     (607,386)  $    (111,934)  $   (1,939,083)  $    (976,468)
                                                        ==============   =============   ==============   =============


Loss per share                                          $       (0.07)   $      (0.01)   $        (0.26)  $       (0.12)
                                                        ===============  =============   ==============   ==============


Shares used in computing per share amounts                   8,393,007       8,107,295        7,574,795       8,393,007
                                                        ==============   =============   ==============   =============

                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                           Amount Paid
                                               Number                      in Excess of
                                            of Shares        Par Value       par Value          Deficit           Total

Balance at December 31, 1995                7,042,295           70,423       2,404,398       (1,684,064)        790,757


Shares issued   -  cash                       815,000            8,150       1,621,850            -           1,630,000
                -  exercise of warrants       250,000            2,500         247,500            -             250,000

Offering Costs                                  -                -            (308,656)           -            (308,656)

Net loss                                        -                -               -           (1,939,083)     (1,939,083)
                                        -------------   --------------   -------------   --------------   -------------


Balance at September 30, 1996               8,107,295           81,073       3,965,092       (3,623,147)        423,018


Net loss                                         -                -               -            (815,506)       (815,506)
                                        -------------   --------------   -------------   --------------   -------------


Balance at December 31, 1996                8,107,295           81,073       3,965,092       (4,438,653)       (392,488)


Shares issued - cash                          285,712            2,857          97,143             -            100,000
Net loss                                         -                -               -            (976,468)       (976,468)
                                        -------------   --------------   -------------   --------------   -------------


Balance at September 30, 1997               8,393,007   $       83,930   $   4,062,235   $   (5,415,121)  $  (1,268,956)
                                        =============   ==============   =============   ==============   =============

                                            Unaudited - Prepared by Management

ALLEGIANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in United States Dollars)

                                                        Three Month Period Ended         Nine Month Period Ended

                                                         September 30,   September 30,    September 30,   September 30,
                                                                  1996            1997             1996            1997

OPERATING ACTIVITIES
    Net loss                                            $     (607,386)  $    (111,934)  $   (1,939,083)  $    (976,468)
    Amortization and depreciation                               50,468           2,550          151,137         116,028
    Write-off of intangible                                       -               -                -            197,293
    Loss on disposal of fixed assets                              -             27,327             -             48,981
    Changes in operating assets and liabilities
       Accounts receivable                                      32,344            (586)          41,005          10,281
       Inventories                                               6,767          28,485           27,101          80,861
       Prepaid expenses and deposits                            22,880          14,978           19,316          48,880
       Accounts payable and accrued liabilities                 93,740          21,246           45,001         148,898
       Deferred revenues                                        (8,946)         (1,774)         (10,228)        (11,882)
                                                        --------------   -------------   --------------   -------------

    Net cash used for operating activities                    (410,133)        (19,708)      (1,665,751)       (337,128)
                                                        --------------   -------------   --------------   -------------


INVESTING ACTIVITIES
    Purchase of property and equipment                          (1,136)           -             (61,181)           -
    Proceeds on sale of property and equipment                    -             17,404            -              68,879
                                                        --------------   -------------   --------------   -------------

    Net cash used for investing activities                      (1,136)         17,404          (61,181)         68,879
                                                        --------------   -------------   --------------   -------------


FINANCING ACTIVITIES
    Proceeds from issuance of capital stock                       -               -           1,880,000         100,000
    Share offering cost                                           -               -            (308,656)           -
    Proceeds from notes payable                                   -               -               -             100,000
    Payments on notes payable                                  (13,006)           -             (38,159)           -
    Deferred costs                                             (33,523)           -              12,727          15,000
    Deferred rent                                               14,500            -              10,099         (36,502)
    Amortization of debt discount                                2,977            -              34,775           4,225
                                                        --------------   -------------   --------------   -------------

    Net cash provided by financing activities                  (29,052)           -           1,590,786         182,723
                                                        --------------   -------------   --------------   -------------


Decrease in cash and cash equivalents                         (440,321)         (2,304)        (136,146)        (85,526)


Cash and cash equivalents, beginning of period                 921,043          33,388          616,868         116,610
                                                        --------------   -------------   --------------   -------------


Cash and cash equivalents, end of period                $      480,722   $      31,084   $      480,722   $      31,084
                                                        ==============   =============   ==============   =============

                                            Unaudited - Prepared by Management


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1997



1.      PROPERTY AND EQUIPMENT


                                                                                              1996               1997
        Property and Equipment consists of:
           Furniture and fixtures                                                        $      154,240   $      10,510
           Office equipment                                                                      22,290          17,780
           Computer equipment                                                                   189,700         123,492
                                                                                         --------------   -------------

                                                                                                366,230         151,782
        Accumulated depreciation                                                               (109,110)       (112,282)
                                                                                         --------------   -------------

                                                                                         $      257,120   $      39,500
                                                                                         ==============   =============

2.      INTANGIBLE ASSETS


                                                                                                   1996           1997
        Intangible assets consist of:
           Acquisition costs of SuperCard                                                $      498,000   $     498,000
           Royalty buyout                                                                       100,000         100,000
                                                                                         --------------   -------------

                                                                                                598,000         598,000
           Accumulated amortization                                                            (307,260)       (400,707)
           Write-off                                                                               -           (197,293)
                                                                                         --------------   -------------

                                                                                         $      290,740   $        -
                                                                                         ==============   =============

3.      NOTES PAYABLE


                                                                                                   1996          1997
    Note   payable - On February 13, 1997 the Company issued a note payable (the
           "Note") in  connection  with a  proposed  private  placement  of debt securities  in the amount of  $750,000.  The Company was advanced the sum of  $100,000  under the Note.  The Note is  secured  by a general charge over the assets of the Company and bears interest at the First
           National  Bank & Trust  Company  of  Chicago  prime  rate plus 2% per annum,  which is  payable  quarterly  commencing  on July  15,  1997.
           Amounts advanced under the Note, together with accrued interest,  are due on the  earlier of the date on which the  Company  completes  any offering of equity securities for an amount
           of not less than $1,500,000, and February 13, 1999.                           $         -      $     100,000


                                                       - continued -


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1997




3.      NOTES PAYABLE


                                                                                                   1996            1997
        Continued.....

           Accrued interest                                                                        -              8,000

        On July 15, 1997, the Company failed to make an interest payment as required under the terms of the Note. As a consequence of this default, the Note, together with accrued interest, is currently due and payable upon demand.

        Note payable on buyout of royalty on SuperCard  sales,  payable over two years in equal monthly installments commencing March 1, 1995
           with interest at 9% per annum.                                                        22,335          13,704
                                                                                         --------------   -------------

                                                                                         $       22,335   $     121,704
                                                                                         ==============   =============




4.      DEBENTURES PAYABLE


                                                                                                   1996             1997
       The Company issued  debentures in the aggregate  amount of $500,000 which which may be  converted  into  Units of the  Issuer at a price  $1.96 until  December  18,  1997,  at the option of the  holder.  Each Unit consists of one common share and one share purchase warrant entitling the holder to  purchase  an  additional  common  share at $1.96 until
           December 18, 1997. The debentures,  if not converted into Units,  are due on December 18, 1997.

        The debentures are not secured and do not bear interest.                         $      500,000   $     500,000

        Less: discount                                                                           (4,225)           -
                                                                                         --------------   -------------

                                                                                                495,775         500,000
        Less: current portion                                                                      -           (500,000)
                                                                                         --------------   -------------

        Debentures payable, net of current portion                                       $      495,775   $        -
                                                                                         ==============   =============



ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1997




5.      CAPITAL STOCK


        Authorized

     50,000,000 preferred stock, par value $0.01 per share. The Board of Directors has the authority to divide the shares into one or more series and to determine their attributes at the time of issuance. 100,000,000 common stock, par value $0.01 per share

        Performance shares

        Included in issued and outstanding common shares are 2,000,000 escrowed performance shares.

        Stock options

        The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant and incentive stock options to purchase up to 2,517,902 shares of its common stock as of September 30, 1997. There are 1,645,402 options available that may be granted in the future under the stock option plan.

        Under the terms of the Plan, incentive options may be granted to employees, officers, directors and consultants at prices not less than the fair market value on the date of grant. Options vest over various terms not exceeding four years and expire five years from the date of grant.

        During the period, 1,055,000 options were cancelled as a result of employee terminations. At September 30, 1997, there are 872,500 options outstanding at an exercise price of $0.75 per share expiring from periods ranging from May 24, 2000 to November 26, 2001

        Warrants

        As of September 30, 1997, the Company has outstanding share purchase warrants entitling the holders to purchase a total of 1,012,947 common shares of the Company as follows:

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


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1997




6.  SUBSEQUENT EVENTS

    The following events occurred subsequent to September 30, 1997:

       1. The Company agreed to seek approval of a four for one reverse split of its common stock (the "Reverse Split") and a change of name at a future meeting of its shareholders in connection with a reorganization of its capital.

       2. Principals of the Company agreed to surrender for cancellation 2,000,000 escrowed performance shares upon the completion of certain events. The Company cancelled 650,000 of such shares on October 22, 1997. The balance will be surrendered and cancelled upon receipt of shareholder approval of the Reverse Split.

       3. The Company agreed to issue, upon receipt of Shareholder approval of the Reverse Split, 3,600,000 shares of common stock at a deemed price of US$0.15 per share, post reverse split, and two year non-transferable warrants to purchase 283,333 shares of common stock, at US$0.15 per share in the first year and at US$0.1725 per share in the second year, in full settlement and satisfaction of debts of the Company of US$540,000.

       4. The Company issued unsecured, non-interest bearing promissory notes, having the following additional attributes, to settle $72,500 in debts of the Company:

           a) $30,000 is payable in increments of $3,000 per month commencing on November 1, 1997; and

           b) $42,500 is payable on November 4, 1998 and may be converted at the option of the holder into common shares of the Company at any time after October 30, 1998 and before November 4, 1998 at a deemed price per share equal to the average closing price of the Company's common shares on the Vancouver Stock Exchange for the ten days immediately proceeding November 4, 1998.

       1. The Company received proceeds of $210,000 from a private placement of 1,400,000 Units at US$0.15 per Unit, post reverse split. Each Unit consists of one share of common stock and one two year non-transferable warrant to purchase one additional share of common stock at US$0.15 per share during the first year and at US$0.1725 per share during the second year. The proceeds of the private placement will be accounted for as a non-interest bearing loan until the Company is in receipt of shareholder approval of the Reverse Split whereupon the Units shall be issued.

       2. The Company paid, in cash, the approximate sum of US$166,500 and delivered title to certain used computer equipment having a deemed value of US$12,000 in full settlement and satisfaction of debts of the Company in the approximate amount of US$650,000.




     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company sells multimedia, Internet, and application development software authoring tools used to create interactive, multimedia communication, education, entertainment, presentations and information management applications. The Company's products only run on computers compatible with the Macintosh operating system.

The Company has incurred substantial expenses in excess of revenues, which has resulted in cumulative net losses to September 30, 1997 of $5,415,121. The Company has discontinued product development, closed its offices in California and resigned the majority of its staff. The Company's ability to continue as a going concern is dependent upon, among other things, its ability to secure additional and significant funding for such purpose, which is doubtful. As a result, there exists a substantial risk that the Company will have to discontinue its current operations. In such event, the Company will seek new business opportunities in due course.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to date. As at September 30, 1997 the Company had cash equivalents of $31,084 and a working capital deficit of $1,308,456. Total liabilities exceeded the book value of total assets by $1,268,956.

In October, the Company received $210,000 in connection with a proposed private placement of equity securities. Such proceeds were substantially used to settle, on a discounted basis, trade creditors and employee claims. In addition, the Company agreed to issue shares of common stock in full settlement and satisfaction of debts in the aggregate amount of $540,000. As at October 31, 1997 the Company's outstanding liabilities were approximately $1,050,000, including the fore-noted $750,000 (the "Shares for Debt Amount") to be settled at a later date by issuing equity securities, as compared to $1,496,255, which was outstanding as at September 30, 1997.

The Shares for Debt Amount will be accounted for as a non-interest bearing loan to the Company until such time the Company obtains the requisite approvals for the issuance of the agreed upon equity securities. If such approvals are not received and such securities are not issued by June 30 1998, the Shares for Debt Amount shall be due and payable on demand. The reader should refer to Item 6 of
Part II of this Report and Note 6 to the attached financial statements for additional information regarding the reorganization of the Company's capital.

The Company's ability to satisfy projected working capital and capital expenditure requirements is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. Presently, there is no credible basis on which the Company can project future cash flow from current operations.

It is management's opinion, after reasonable investigation and inquiry, that the realizable value of the Company's assets is insufficient to satisfy the claims of creditors, even after the reorganization of capital referenced above, in the event of a liquidation and therefore shareholders would be virtually certain not to receive any liquidation proceeds on their shares should the Company be dissolved.

Results of Operation

Product sales have decreased substantially and it is expected that sales and sales margins will continue to be adversely affected. After reasonable investigation and inquiry, management concluded that the future realization of the costs of intangible assets through product sales is doubtful and therefore decided to charge to earnings the unamortized balance of such costs.

The Company disposed of certain fixed assets, comprising furniture and fixtures and computer equipment, in connection with settlements of certain obligations of the Company, and it adjusted the value of certain other assets that are no longer in use to an estimate of their realizable value. The remaining balance of capital assets are recorded at cost net of accumulated depreciation.

Inventory, currently recorded at cost, may be subject to a downward valuation adjustment, which may be material, in the event operations are discontinued in the future.

As a consequence of the Company's financial position, the nature and scope of its current operation and the strong likelihood that the Company will have to discontinue its operation, Management has not provided a detailed comparative analysis of results of operation to results of prior periods.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has received notices of judgement liens against the assets of the Company, in the approximate amount of $15,000, for failure to pay amounts due for the purchase of goods or services. Such amounts are properly recorded in the Company's accounts as due and payable. The Company expects that other trade creditors will eventually commence proceedings against the Company for failure to pay amounts due.

ITEM 2.  CHANGES IN SECURITIES

Item 2 is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company borrowed the sum of $100,000 pursuant to a secured promissory note dated February 13, 1997. The terms of the note provided for the payment of interest quarterly commencing on July 15, 1997. The Company failed to make any payment of interest on or since July 15, 1997. The note is secured by a registered lien against all of the assets of the Company. The lender has not, as at the date hereof, commenced any action against the Company as a result of the default. The principle beneficiary of the lender has consented to act as a Director and as the Chief Executive Officer of the Company effective October 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable.

ITEM 5.  OTHER INFORMATION

On October 22, 1997 the Company received and cancelled, without payment, 650,000 shares of its common stock thereby reducing the total number of common shares issued and outstanding to 7,743,007.

Effective October 31, 1997, Joel B. Staadecker and Leonard Petersen resigned from the Board of Directors of the Company. Mr. Staadecker also resigned as President and Chief Executive Officer.

Effective October 31, 1997, Steven A. Rothstein and Craig Gould were appointed to the Board of Directors of the Company. Mr. Rothstein was also appointed Chief Executive Officer and Leonard Petersen was appointed Secretary.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

The Company announced that it had reached certain agreements to effect a reorganization of its capital subject to the receipt of final documentation and certain required approvals. Such announcement was filed on FORM 8-K in October, 1997 and is attached hereto as EXHIBIT I.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, Province of British Columbia, Canada, on November 13, 1997.



                                        ALLEGIANT TECHNOLOGIES INC.

                                        /s/ William McCartney
                                   By:  ------------------------------------
                                        William McCartney
                                        Chief Financial Officer