Form 10KSB
period 1997-12-31
ALLEGIANT TECHNOLOGIES INC
filed 1998-03-31
CIK 934880

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
[ X ] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from to ________

                        Commission File Number 333-07727

                           ALLEGIANT TECHNOLOGIES INC.
                 (Name of Small Business Issuer in Its Charter)

                Washington                      98-0138706
      (State or Other Jurisdiction of        (I.R.S. Employer
      Incorporation or Organization)       Identification  No.)

     609 Granville Street, Suite 1500
          Vancouver, B.C., Canada                 V7Y 1G5
 (Address of Principal Executive Offices)        (Zip Code)

         Issuer's Telephone Number, Including Area Code: (604) 687-0888

         Securities registered under Section 12(b) of the Exchange Act:

                                    Name of Each Exchange on
    Title of Each Class                 Which Registered

           None                               None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Allegiant Technologies Inc.'s revenues for the most recent fiscal year were $585,266.



The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 16, 1998 was approximately $175,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, as of March 16, 1998 was 26,393,007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                 Form 10-KSB Reference Location
         None.                                         N/A

                                     PART I


Item 1.  Description of Business.

General

The Company has a limited history of operations. It was incorporated on December 28, 1993, acquired SuperCard together with its customer franchise, from Aldus Corporation on February 4, 1994, and released its first product upgrade in June 1994. Since then the Company released version 2.0, 2.5 and 3.0 of SuperCard and a two new products called Marionet and Flamethrower. The Company incurred substantial start up, development and other expenses in excess of revenues, which resulted in cumulative net losses to December 31, 1997 of $5,037,672. The Company's revenues were substantially derived from the sale of SuperCard and to a much lesser extent the sale of Marionet and Flamethrower, all for the Macintosh platform.

The Company's results of operations for the year ended December 31, 1997 were adversely impacted by the following factors: (1) the Company was not able to secure adequate financing to complete new products under development, including a Windows version of SuperCard, and to maintain effective marketing strategies,
(2) the Company's existing products are sold into a market segment that has, in the past two years, experienced significant sales declines, and (3) the decline in sales of Macintosh computers and related Macintosh software in general. As a consequence of these factors the Company was forced to cease product development, reduce its full time staff from twenty-six to two, close down its offices in San Diego, sell the majority of its tangible capital assets and commence a capital reorganization (refer to Item 6-"Reorganization Plan").


                                  RISK FACTORS

This report contains forward-looking statements. Actual results of operations may vary from such forward-looking statements for reasons, which include those set forth below.

Going Concern

The Company does not have available working capital to market its products effectively. As a consequence, sales have significantly decreased and it is expected that sales will continue to be adversely affected. There exists a substantial risk that the Company will have to discontinue its current business operations.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to December 31, 1997. As of December 31, 1997 the Company had cash equivalents of $35,245 and a working capital deficit of $158,146. Total liabilities exceeded the book value of total assets by $891,507.

Included in total liabilities of $994,179 as at December 31, 1997 are Share Subscriptions in the aggregate amount of $750,000, which were settled on January 15, 1998 by issuing equity securities (refer to Item 6-"Reorganization Plan").

The Company's ability to satisfy the balance of its liabilities and meet its obligations as they become due is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. Presently, there is no credible basis on which the Company can project future cash flow from current operations and there are no assurances that the Company will be successful in securing additional funding. As a consequence, there exists a risk that the Company will be forced to seek protection from its creditors under federal or state bankruptcy statutes.

It is management's opinion, after reasonable investigation and inquiry, that the realizable value of the Company's assets upon liquidation is insufficient to satisfy the claims of creditors.

Legal Proceedings and Defaults

The Company has received notices of judgement liens against the assets of the Company, in the approximate amount of $15,000, for failure to pay amounts due for the purchase of goods or services. Such amounts are properly recorded in the Company's accounts as due and payable.

The Company borrowed the sum of $100,000 pursuant to a secured promissory note dated February 13, 1997. The terms of the note provided for the payment of interest each quarter commencing on July 15, 1997. The Company failed to make any payment of interest on or since July 15, 1997. The note is secured by a registered lien against all of the assets of the Company. The lender has not commenced any action or proceeding against the Company as a result of the default. The lender was appointed to the Board of Directors of the Company effective October 31, 1997.

There exists a risk that such creditors will attempt to seize assets of the Company to satisfy their respective claims.

New Management; Future Operations

Effective October 31, 1997, the Company appointed new management. Such management does not have the depth of software industry experience that is considered necessary to maintain and grow the Company's existing business operation. As a consequence, it intends to sell the Company's technology assets and customer franchise, and explore and enter into as yet undetermined new lines of business, which may be highly speculative ventures and which may not be profitable.

Item 2.  Description of Property.

Item 2 is not applicable

Item 3.  Legal Proceedings.

The Company has received notices of judgement liens against the assets of the Company, in the approximate amount of $15,000, for failure to pay amounts due for the purchase of goods or services. Such amounts are properly recorded in the Company's accounts as due and payable.

The Company is not a party to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

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

   Quarter
   Ended                            High                        Low

   March 31, 1996                   $3.63                      $2.00
   June 30, 1996                    $3.25                      $0.87
   September 30, 1996               $1.75                      $0.75
   December 31, 1996                $0.94                      $0.25

   March 31, 1997                   $0.50                      $0.28
   June 30, 1997                    $0.25                      $0.12
   September 30, 1997               $0.16                      $0.06
   December 31, 1997                $0.15                      $0.03

The following table sets forth the high and low prices per share of the Company's Common Stock on the Vancouver Stock Exchange for all fiscal quarters since January 1, 1996.

  Quarter
  Ended                             High                       Low

  March 31, 1996                   $3.50                      $2.00
  June 30, 1996                    $2.95                      $1.00
  September 30, 1996               $2.00                      $0.71
  December 31, 1996                $0.88                      $0.25

  March 31, 1997                   $0.45                      $0.29
  June 30, 1997                    $0.40                      $0.08
  September 30, 1997  $0.10        $0.03
  December 31, 1997   $0.24        $0.03


On March 16, 1998, the last reported bid and ask prices of the Common Stock on the OTC Bulletin Board and on the Vancouver Stock Exchange were as follows:

                                          Bid               Ask
OTC Bulletin Board                       $0.03             $0.06
Vancouver Stock Exchange                 $0.04             $0.07

     As of December 31, 1997 there were approximately 50 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its inception. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

Sales of Unregistered Securities

Sales of unregistered securities, by the Company, during the year ended December 31, 1997 are as follows:

Date                       Securities
Of  Issuance               Identity               Sold                 Consideration             Exemption

February 13, 1997          Investor               Secured Note         $100,000                  Section 4(2)
                           (1 person)

April 15, 1997             Investor               28,571 shares of     $  10,000                 Regulation S.
                           (1 person)             common stock and
                                                  warrants to purchase
                                                  28,571 shares of
                                                  common stock

April 15, 1997             Investors             257,141 shares of      $  90,000                 Section 4(2)
                           (5 persons)           common stock and
                                                 warrants to purchase
                                                 257,141 shares of
                                                 common stock



Sales of unregistered securities, by the Company, subsequent to the year ended December 31, 1997 are as follows (refer to Item 6-"Reorganization Plan"):

Date                       Securities
Of  Issuance               Identity               Sold                 Consideration             Exemption

January 15, 1998           Investors              5,600,000 shares of  $210,000                  Section 4(2)
                           (2 persons)            common stock (1)

January 15, 1997           Creditor               1,200,000 shares of  $ 45,000
                           (1 person)             common stock                                   Regulation S.

January 15, 1997           Creditors              13,200,000 shares of $495,000                  Section 4(2)
                                                  Common stock (2)

(1) The Company shall issue warrants to purchase an additional 1,400,000 shares of common stock of the Company upon the completion a four for one reverse split (refer to Item 6-"Reorganization Plan")

(2) The Company shall issue warrants to purchase an additional 283,333 shares of common stock of the Company upon the completion a four for one reverse split (refer to Item 6-"Reorganization Plan")


Item 6.  Management's Discussion and Analysis and Plan of Operations.

This section contains forward-looking statements regarding the Company's business and financial condition. No assurance can be given that actual results of operations will not differ materially from the forward-looking statements contained herein. See "Business-Risk Factors."

Overview

The Company has a limited history of operations and no history of profitability. As at December 31, 1997 the Company had cumulative net losses of $5,037,672. During the year then ended the Company was forced to cease product development, reduce its full time staff from twenty-six to two, close down its offices in San Diego, sell the majority of its tangible capital assets and commence a capital reorganization, described below.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to December 31, 1997. As of December 31, 1997 the Company had cash equivalents of $35,245 and a working capital deficit of $158,146. Total liabilities exceeded the book value of total assets by $891,507.

Included in total liabilities of $994,179 as of December 31, 1997 are Share Subscriptions of $540,000 and $210,000, which were settled on January 15, 1998 by issuing equity securities as described below (refer to Note 5 to the attached Financial Statements).

The Company's ability to satisfy the balance of its liabilities and meet its obligations as they become due is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. Presently, there is no credible basis on which the Company can project future cash flow from current operations and there are no assurances that the Company will be successful in securing additional funding. As a consequence, there exists a risk that the Company will be forced to seek protection from its creditors under federal or state bankruptcy statutes.

It is management's opinion, after reasonable investigation and inquiry, that the realizable value of the Company's assets upon liquidation is insufficient to satisfy the claims of creditors.

Reorganization Plan

In September, 1997 the Company made agreements in principle to facilitate a reorganization of its capital and to change management and the Company's Board of Directors as follows:

     1. Principals of the Company agreed to surrender for cancellation 2,000,000 escrowed shares of common stock. A total of 650,000 of these shares were surrendered and cancelled before the end of the year. The balance, being 1,350,000 shares, were cancelled on March 4, 1998.

     2. The Company will seek approval for a four for one reverse split of its common stock and a change of its name at the Company's next meeting of shareholders. Management intends to vote its shares in favor of these resolutions. After the reverse split the number of common shares issued and outstanding will be, subject to any further share issuances, 6,598,252.

     3. The Company agreed to issue 3,600,000 shares of common stock (the "Debt Settlement Shares") at a deemed price of $0.15 per share, post reverse split, and two year non-transferable warrants to purchase 283,333 shares of common stock, at $0.15 per share in the first year and at $0.1725 per share in the second year, in full settlement and satisfaction of debts of the Company amounting to $540,000. In January, 1998 the Company received Vancouver Stock Exchange approval to issue the Debt Settlement Shares on a pre reverse split basis resulting in the issuance of 14,400,000 shares of common stock (refer to Item 5-"Sales of Unregistered Securities"). The warrants will be issued upon the completion of the reverse split.

     4. The Company arranged for a private placement of 1,400,000 Units at $0.15 per Unit, post reverse split, for aggregate proceeds of $210,000. Each Unit consists of one share of common stock and one two year non-transferable warrant to purchase one additional share of common stock at $0.15 per share during the first year and at $0.1725 per share during the second year. The proceeds of the private placement were primarily used to fund the settlement of trade debts of the Company as described below, and for costs of the reorganization. In January, 1998 the Company received Vancouver Stock Exchange approval to issue the shares relating to the private placement on a pre reverse split basis resulting in the issuance of 5,600,000 shares of common stock (refer to Item 5-"Sales of Unregistered Securities"). The warrants will be issued upon the completion of the reverse split.

     5. The Company has paid, in cash, the approximate sum of $168,000 and delivered title to certain used property and equipment having a deemed value of approximately $23,000 in full settlement and satisfaction of debts of the Company in the approximate amount of $ 685,000. This resulted in a gain on settlement of debts of $494,658.

     6. On October 31, 1997 Joel Staadecker and Leonard Petersen resigned from the Board of Directors of the Company and Joel Staadecker resigned as President and Chief Executive Officer of the Company. Mr. Steven Rothstein, Chairman of National Securities Corporation of Chicago Ill., was appointed Chairman and Chief Executive Officer of the Company.

     7. New management does not have the depth of software industry experience that is considered necessary to maintain and grow the Company's existing business operation. As a consequence, it intends to sell the Company's technology assets and customer franchise, and explore and enter into as yet undetermined new lines of business, which may be highly speculative ventures and which may not be profitable.




















Results of Operations

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

                                                                                     1997             1995         1996
     Revenue:

        Net product sales                                                             89%             93%           100%
        Service fees and royalty income                                               11               7              -
                                                                            -------------------------------------------
                                                                                     100             100            100
Net revenue
     Cost of revenue                                                                  29              22             42
                                                                            -------------------------------------------
                                                                                      71              78             58
    Gross profit
     Expenses:
        Sales and marketing                                                           47             108             49
        Research and development                                                      27              77             39
        General and administrative                                                    39              84            100
        Amortization of purchased intangibles                                          6              10             11
                                                                            -------------------------------------------
                                                                                     119             279            199
                                                                            -------------------------------------------
     Loss from Operations                                                            (48)           (201)          (141)

     Other Income (Expense)
        Interest income (expense), net                                                 1              (2)            (5)
        Write-off of intangibles                                                       -               -            (34)
        Loss on disposal of property and equipment                                     -               -             (7)
        Gain on settlement of debts                                                    -               -             86
                                                                            -------------------------------------------

     Net loss                                                                         (4 7)%        (203)%         (101)%
                                                                            =============================================

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net revenue includes revenues from sales of software products and services, less reserves for anticipated product returns and future vendor support services. Total net revenues decreased by 57% from $1,357,965 for the year ended December 31, 1996 to $585,266 for the year ended December 31, 1997. The decrease is due to the following factors: (1) the Company was not able to secure adequate financing to complete new product under development, including a Windows version of SuperCard, and to maintain effective marketing strategies, (2) the Company's existing products are sold into a market segment that has, in the past two years, experienced significant sales declines, and (3) the decline in sales of Macintosh computers and related Macintosh software in general. It is expected that sales will continue to be adversely affected.

Cost of revenue includes the cost of manuals, diskettes and their duplication, packaging materials, assembly, paper goods, bundled products, and shipping as well as royalties and reserves for inventory obsolescence. Cost of revenue increased as a percentage of net revenues 22% for 1996 to 42% for 1997. This increase is primarily due to the write down of obsolete inventories in 1997.

Sales and marketing expenses include the costs of advertising, promotion, trade shows and printed collateral materials, salaries and the costs of contracted services. Total sales and marketing costs decreased from $1,466,254 for 1996 to $287,386 (108% of net revenues to 49%) for 1997. The decrease is due to the cessation of substantially all marketing activities during the year.

Research and development expenditures consisted of personnel expenses, costs of independent contractors and supplies required to conduct the Company's development efforts. Research and development expenditures decreased from $1,045,712 for 1996 to $231,260 (77% of net revenues to 39%) for 1997. The decrease in research and development costs is due to the cessation of product development activities during the year.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone and utilities and all costs associated with maintaining a public company in good standing. General and administrative expenses decreased from $1,141,990 for 1996 to $585,319 (84% of net revenues to 100%) for 1997. The decrease in general and administrative expenses is attributable primarily to a reduction in staffing and the closure of the San Diego office. These expenses increased as a percentage of net revenues because they were relatively fixed in nature. It is expected that they will decrease substantially during the ensuing year.

The Company claimed amortization on intangible assets to June 30, 1997 of $62,298 at which time management concluded that the future realization of the costs of intangible assets through product sales was doubtful and therefore charged to deficit $197,293 being the unamortized balance of such costs.

During the year the Company was able to reach agreements and settle certain trade debts and employee claims for amounts less than their face value. These agreements resulted in a gain on settlement of debts of $494,658.

Item 7.  Financial Statements.

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 13". Exhibits and Reports on Form 8-K of this report are incorporated by reference to Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     In 1997 the Company selected Moss Adams LLP as its new auditors. During the year ended December 31, 1997, 1996 and 1995, there were no disagreements with Moss Adams LLP or Ernst & Young LLP, the predecessor auditors, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the firm, would have caused them to make reference to the subject matter of such disagreements in their reports on such financial statements.

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

    Name                                        Age      Position

Steven A. Rothstein(1).......................... 47      President,
                                                         Chief Executive Officer
                                                         and Director
William D. McCartney(1)......................... 42      Director
Craig Gould(1).................................. 28      Director
Leonard Petersen ............................... 43      Secretary
--------------------

(1)  Member of the Audit Committee

     Mr. Rothstein was appointed President, Chief Executive Officer and a Director of the Company on October 31, 1997. From June, 1995 to the present, he has been the Chairman and Chief Executive Officer of National Securities Corporation and more recently the Chairman and Chief Executive officer of Olympic Cascades Financial Corporation. Prior to 1995 Mr. Rothsetien worked at Bear Stearns & Co. and Oppenheimer & Co. He has an A..B. degree from Brown University.

     Mr. Gould was appointed as Director of the Company on October 31, 1997. From 1995 to the present, he has been a Vice President Corporate Finance of National Securities Corporation. Prior to 1995, Mr. Gould was a finance consultant at Merrill, Lynch, Pierce, Fenner and Smith, Inc. He has a B.A. degree from the University of Wisconsin.

     Mr. McCartney has been Director of the Company since January, 1994. He was Chief Financial Officer and Secretary of the Company from January 1994 to October 31, 1997. From 1990 to the present, he has been the President of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. McCartney is a chartered accountant in the Province of British Columbia, Canada and has a bachelors degree in business from Simon Fraser University.

     Mr. Petersen was appointed Secretary of the Company on October 31, 1997. He was a Director of the Company from February, 1994 to October 31, 1997. From 1990 to the present, he has been a senior officer of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. Petersen has been a director of CVD Financial Corporation since May 1995 and of Logan International Corp. since January 1994. Mr. Petersen is a chartered accountant in the Province of British Columbia, Canada.

Beneficial Ownership Reporting Compliance

Not applicable.

Item 10.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for services to the Company in all capacities during the fiscal years ended December 31, 1996 and 1997 to the Company's chief executive officer. Except as described below, no director or executive officer received total compensation in respect of the 1996 or 1997 fiscal year exceeding $100,000.

                           Summary Compensation Table

                                                                       Annual Compensation
                                                    Year              Salary          Other(1)           Total
Joel B. Staadecker                                 1997              $  47,000       $ 17,100          $ 64,100
President, C.E.O., Director
to October 31, 1997                                1996              $ 100,000       $ 22,800          $122,800

Steven A. Rothstein.............................   1997               nil            nil               nil
President, C.E.O., Director
from November 1 to
December 31, 1997

(1) Housing allowance

Directors' Compensation

The Company does not currently compensate its directors under any standard arrangement, but are reimbursed for their out-of-pocket expenses in serving on the Board of Directors.

The Company has entered into indemnification agreements with each of its directors, which provide for indemnification of the directors by the Company to the fullest extent permitted by Washington law.

Grants of Stock Options

No stock options were granted during the year and no options were outstanding as of December 31, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to beneficial ownership of Common Stock as of March 15, 1998, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity.

                                                Number of
                                                  Shares                           Percentage of
                                                Beneficially                        Outstanding
Name of Stockholder                                Owned                                Shares(1)
-------------------                             ------------                       --------------
Steven A. Rothstein
Chief Executive Officer, Director
2737 Illinois Road
Chicago, Illinois...............................  2,800,000(2)                              10.6%

Craig Gould
Director
1560-875 Michigan Ave.
Chicago Illinois................................  3,622,220                                 13.7%

William D. McCartney
Director
1500-609 Granville Street
Vancouver, Canada...............................  1,545,000(3)                               5.8%

Leonard Petersen
Secretary
1500-609 Granville Street
Vancouver, Canada...............................  1,545,000(4)                               5.8%

Steven Rabinovici
48 Country Drive
Plainview, New York.............................  2,800,000(5)                              10.6%

Kelly O'Brien
1540 North Paulina Ave.
Chicago, Illinois...............................  3,622,224                                 13.7%



Mark Roth
2200-1001 Fourth Ave.
Seattle, Washington.............................  3,622,224                                 13.7%

Joel B. Staadecker
1-1091 Walkers Hook Road
Salt  Spring Island, Canada.....................  1,995,000                                 7.6%

Geller & Friend Partnership I
650-3333 Michelson Drive
Irvine, California..............................  1,133,333(6)                              4.3%

All directors and executive
officers as group (4 persons)...................  8,267,220                                 31.3%


     (1)The percentages reflected in this column are based on the assumption that the respective owner exercises any rights he or it has to purchase additional shares of Common Stock within sixty days from the date hereof and excludes all other shares of Common Stock reserved for issuance upon exercise of outstanding options and warrants.

     (2) Does not include  warrants to purchase the  equivalent of an additional
2,800,000 shares of common stock (refer to Item 6-"Reorganization Plan").

     (3) Includes 1,200,000 shares held indirectly by a company jointly controlled by Mr. McCartney and Mr. Petersen (further reference to these same shares is made in note 4). The balance of shares are held indirectly by companies controlled by Mr. McCartney.

     (4) Includes 1,200,000 shares held indirectly by a company jointly controlled by Mr. Petersen and Mr. McCartney (further reference to these same shares is made in note 3). The balance of shares are held indirectly by companies controlled by Mr. Petersen.

     (5) Does not include  warrants to purchase the  equivalent of an additional
2,800,000 shares of common stock (refer to Item 6-"Reorganization Plan").

     (6) Does not include  warrants to purchase the  equivalent of an additional
1,133,333 shares of common stock (refer to Item 6-"Reorganization Plan").


Item 12.  Certain Relationships and Related Transactions.

Pemcorp Management Inc., a management advisory services company controlled by Mr. McCartney and Mr. Petersen, was paid $69,000 for services rendered for the year ended December 31, 1997.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)    Index to Financial Statements.                                   Page

       Report of Independent Accountants

       Balance Sheet at December 31, 1996 and 1997

       Statements of Operations For the Years Ended December 31, 1995, 1996 and 1997.

       Statement of Shareholders' Equity For the Period from December 31, 1994 Through December 31, 1997

       Statements of Cash Flows For the Years Ended December 31, 1995, 1996 and 1997.

       Notes to Financial Statements

       All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information is included in the financial statements and notes thereto.

(b)    Exhibits.


(c)    Reports on Form 8-K.

       October 10, 1997
       December 5, 1997
       January 16, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLEGIANT TECHNOLOGIES INC.



Date: March 31, 1998                   By:   /s/ Steven A. Rothstein
                                                 Steven A. Rothstein
                                                 President and Director
                                                 (Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven A. Rothstein                                    March 31, 1998
Steven A. Rothstein
President and Director
(Chief Executive Officer)


/s/ William D. McCartney                                   March 31, 1998
William D. McCartney
Director
(Principal Financial and Accounting Officer)


/s/ Craig Gould                                            March 31, 1998
Craig Gould
Director

                              FINANCIAL STATEMENTS


                           ALLEGIANT TECHNOLOGIES INC.


                  Years Ended December 31, 1997, 1996 and 1995
                      with Report of Independent Auditors'

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Allegiant Technologies, Inc.

We have audited the balance sheet of Allegiant Technologies, Inc. as of December 31, 1997, and the related statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Allegiant Technologies, Inc. as of December 31, 1996 and 1995, were audited by other auditors whose report dated March 4, 1997 expressed an unqualified opinion on those statements with an emphasis paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards in the United States. The results of the audit would not be materially different had the audit been conducted in accordance with generally accepted auditing standards in Canada. However, in the United States, reporting standards for auditors require the addition of an explanatory paragraph when financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to these financial statements. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Technologies, Inc. as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Allegiant Technologies, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial operating losses since inception and has a working capital deficit of approximately $150,000 at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1997 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Moss-Adams LLP

Seattle, Washington
March 12, 1998

              Report of Ernst & Young L.L.P., Independent Auditors


The Board of Directors
Allegiant Technologies, Inc.

     We have audited the balance sheet of Allegiant Technologies, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibililty of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. The results of the audit would not be materially different had the audit been conducted in accordance with generally accepted auditing standards in Canada. However, in the United States, reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the 1996 financial statements. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our  opinion,  these  financial  statements  referred  to above  present fairly, in all material respects, the financial position of Allegiant Technologies, Inc. at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Allegiant Technologies, Inc. will continue as a going concern. As discussed in
Note 1 to the 1996 financial statements, the Company has sustained substantial operating losses since inception and has a working capital deficiency of approximately $850,000 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1996 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.



                               /s/ ERNST & YOUNG LLP

San Diego, California
March 4, 1998

ALLEGIANT TECHNOLOGIES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
AS OF DECEMBER 31

                                                                                                       1996                1997
                                                                                                    ----------          ---------
ASSETS
Current assets:
 Cash                                                                                              $    116,610         $   35,245
 Accounts receivable, net of allowance for doubtful accounts                                             37,084             12,642
 of $32,892 in 1996 and $10,062 in 1997
 Inventories                                                                                            200,203             38,146
 Prepaid expenses and other                                                                              48,121                  -
                                                                                                    -----------

 Total current assets                                                                                   402,018             86,033


Property and equipment, net                                                                             200,041             16,639
Intangible assets, net                                                                                  259,591                  -

Deposits                                                                                                 17,708                  -

Deferred offering costs                                                                                  15,000                  -
                                                                                                   ------------

                                                                                                   $    894,358         $  102,672
                                                                                                   ============         ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Debentures payable                                                                             $    495,775         $       -
    Notes payable                                                                                         9,034            165,000
    Accounts payable                                                                                    401,968             62,074
    Accrued liabilities                                                                                 309,004             17,105
    Deferred revenues                                                                                    34,563                  -
                                                                                                    -----------         ----------

             Total current liabilities                                                                1,250,344            244,179


Deferred rent                                                                                            36,502                  -

Share subscriptions payable                                                                                   -            750,000
                                                                                                    -----------         ----------

                                                                                                      1,286,846            994,179
                                                                                                    -----------         ----------

Shareholders' deficit:

 Preferred stock, 50,000,000 shares authorized, $0.01 par value,
 none issued or outstanding                                                                                    -                 -

 Common stock, 100,000,000 shares authorized, $0.01 par value, 8,107,295 and
 7,743,007 issued and outstanding, in 1996 and 1997, respectively                                        81,073             77,430
 Additional paid-in capital                                                                           3,965,092          4,068,735
 Accumulated deficit                                                                                (4,438,653)         (5,037,672)
                                                                                                   ------------        -----------

                                                                                                      (392,488)          (891,507)
                                                                                                   -----------         -----------

                                                                                                   $    894,358        $   102,672
                                                                                                   ============        ===========

                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)


                                                                    1995                1996               1997
                                                               ---------------      ------------       ------------
NET REVENUE                                                   $      2,227,582       $ 1,357,965       $    585,266

COST OF REVENUE                                                        646,547           303,715            249,092
                                                              ----------------       -----------       ------------

GROSS PROFIT                                                         1,581,035         1,054,250            336,174
                                                              ----------------       -----------       ------------


EXPENSES
    Sales and marketing                                              1,045,383         1,466,254            287,386
    Research and development                                           607,012         1,045,712            231,260
    General and administrative                                         863,535         1,141,990            585,319
    Amortization of purchased intangibles                              131,263           130,846             62,298
                                                              ----------------        ----------         ----------

                                                                     2,647,193         3,784,802          1,166,263
                                                              ----------------        ----------         ----------


LOSS FROM OPERATIONS                                               (1,066,158)       (2,730,552)          (830,089)


OTHER INCOME (EXPENSE)
    Interest income                                                     14,966            24,505                239
    Interest expense                                                   (6,174)          (48,542)           (28,188)
    Write-off of intangibles                                                 -                 -          (197,293)
    Loss on disposal of property and equipment                               -                 -           (38,346)
    Gain on settlement of obligations                                        -                 -            494,658
                                                              ----------------      ------------         ----------


NET LOSS                                                      $    (1,057,366)      $(2,754,589)        $ (599,019)
                                                              ================      ===========         ==========


BASIC LOSS PER SHARE                                          $         (0.24)      $     (0.47)        $    (0.09)
                                                              ================      ===========         ==========


SHARES USED IN COMPUTING PER SHARE AMOUNTS                           4,372,592        5,803,075          6,310,816
                                                              ================       ===========         =========




                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
(Expressed in United States Dollars)

                                                                                                                          Total
                                                   Common Stock                       Additional          Accumulated  Shareholders'
                                                  Shares               Amount           Paid-in             Deficit       Deficit
Balances at December 31, 1994                    5,634,000  $           56,340  $        1,205,660  $        (626,698)  $ 635,302

Shares issued
 - cash                                            875,000               8,750             866,250                        875,000
 - corporate finance fee                            64,545                 645              63,900                         64,545
 - exercise of warrants                            218,750               2,188             216,562                        218,750
 - conversion of note payable                      250,000               2,500             247,500                        250,000
 - issuance of warrants                                  -                 -                39,000                         39,000

Offering costs                                                                           (234,474)                       (234,474)

Net loss                                                                                                   (1,057,366) (1,057,366)
                                               -----------              -------         ---------           ---------   ---------


Balances at December 31, 1995                    7,042,295              70,423           2,404,398         (1,684,064)    790,757

Shares issued
 - cash                                            815,000               8,150           1,621,850                      1,630,000
 - exercise of warrants                            250,000               2,500             247,500                        250,000

Offering costs                                                                           (308,656)                       (308,656)

Net loss                                                                                                   (2,754,589) (2,754,589)
                                               -----------              -------         ---------           ---------   ---------

Balances at December 31, 1996                    8,107,295              81,073           3,965,092         (4,438,653)   (392,488)

Shares issued
 - cash                                            285,712               2,857              97,143                        100,000

Shares canceled                                  (650,000)             (6,500)               6,500                             -

Net loss                                                                                                     (599,019)  (599,019)
                                               -----------              -------         ----------          ---------   --------

Balance at December 31, 1997                     7,743,007            $ 77,430         $ 4,068,735        $(5,037,672) $(891,507)
                                               ===========              ======          ==========          =========    =======


                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)

                                                                                     1995                1996             1997
                                                                                ---------------   ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                       $    (1,057,366)  $    (2,754,589)   $   (599,019)
 Adjustments to reconcile net loss to net cash from
   operating activities
 Amortization and depreciation                                                           168,086           273,346         126,523
 Write-off of intangibles                                                                      -                 -         197,293
 Loss on disposal of property and equipment                                                    -                 -          38,346
 Gain on settlement of obligations                                                                                       (494,650)
 Changes in operating assets and liabilities
 Accounts receivable                                                                      63,349            97,192          24,442
  Inventories                                                                           (48,417)         (100,836)         162,057
 Prepaid expenses and other                                                             (44,568)             7,986          80,829
 Accounts payable and accrued liabilities                                                 64,222           465,033        (31,327)
 Deferred revenues                                                                        33,998          (19,235)        (34,563)
                                                                                ----------------  ---------------    ------------

                                                                                       (820,696)       (2,031,103)       (530,069)
                                                                                ---------------   ---------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                    (194,268)          (60,388)               -
 Proceeds on sale of property and equipment                                                    -                 -          62,738
                                                                                ----------------  ---------------    -------------

                                                                                       (194,268)          (60,388)          62,738
                                                                                ---------------   ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of capital stock, net                                            891,717         1,632,594         100,000
 Proceeds from share subscriptions                                                             -                 -         210,000
 Proceeds from issuance of notes payable                                                       -                 -         100,000
 Payments on notes payable                                                              (39,506)          (51,460)        (16,534)
 Proceeds from debentures payable                                                        500,000                 -               -
 Payment on debentures payable                                                                 -                 -         (7,500)
 Deferred rent                                                                            26,403            10,099               -
                                                                                ----------------   --------------     ------------

                                                                                       1,378,614         1,591,233         385,966
                                                                                ----------------   ---------------    ------------

Change in cash and cash equivalents                                                      363,650         (500,258)        (81,365)

Cash and cash equivalents, beginning of period                                           253,218           616,868         116,610
                                                                                ----------------   --------------     ------------

Cash and cash equivalents, end of period                                        $        616,868  $        116,610   $      35,245
                                                                                ================   ===============    ============


SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                               $          6,174  $         48,542   $      20,188
                                                                                ================   ===============    ============

    Non-cash investing and financing activities
       Note payable issued for royalty buy-out                                  $        100,000
                                                                                ================
       Common stock issued for conversion of note payable                       $        250,000
                                                                                ================
       Common stock issued for corporate finance fee                            $         64,545
                                                                                ================
       Share subscription issued for settlement of debentures                                                        $     450,000
                                                                                                                      ============
       Note payable issued for settlement of debentures                                                              $      42,500
                                                                                                                      ============


                                                  See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

     Allegiant Technologies Inc. was incorporated in Washington State, U.S.A. on December 28, 1993 and was registered to carry on business in the State of California on March 23, 1994.

    The Company's principal line of business included developing, marketing and supporting interactive multimedia development software.

    Management Plans on Continued Existence

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and used substantial amounts of working capital in its operations in recent years. As of December 31, 1997, current liabilities exceed current assets by $158,146, and total liabilities exceed total assets by $891,507.

    In view of these circumstances, the Company discontinued product development, closed its offices in California, resigned the majority of its staff and sold off unused property and equipment. In addition, management concluded that the future realization of the costs of intangible assets through product sales is doubtful and therefore charged to deficit the unamortized balance of such costs. It is management's intent to discontinue its principal line of business, liquidate remaining assets and settle remaining obligations. After completing this process the Company will remain dormant until additional financing and new operations are determined.

    The Company's ability to continue as a going concern is dependent upon, among other things, its ability to secure additional funding which is not assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents

    Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less.

    Inventories

    Inventories consist primarily of software media, manuals and related packing materials. Inventories are valued at standard cost, which approximates the lower of cost, determined on a first-in, first-out basis, or market.

        Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives ranging from three to seven years using the straight-line method.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Intangible Assets

    Intangible assets are recorded at cost. Amortization is provided over the estimated useful lives of five years using the straight-line method. Management evaluates the future realization of intangible assets quarterly and writes down any amounts that management deems unlikely to be recovered through future product sales. The unamortized balance of $197,293 was charged to expense during 1997.

    Advertising Costs

    Advertising costs are expensed as incurred. Included in sales and marketing expense are advertising costs of $376,860, $447,115 and $55,924 in 1995, 1996 and 1997, respectively.

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

    Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related
Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals, or is greater than, the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Earnings Per Share

    During 1997 the Company adopted Statement of Financial  Accounting  Standard
(SFAS) No. 128. "Earnings Per Share". Under SFAS No. 128 basic earnings per share (EPS) of common stock is calculated based upon the weighted average number of common stock outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As the Company recorded losses in 1995, 1996 and 1997 there were no dilutive potential common shares. Adoption of SFAS No. 128 did not result in a difference from loss per share, previously stated in 1995 and 1996.

        New Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Nos. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending December 31, 1998. Management believes that provisions of SFAS Nos. 130 and 131 will not have a material effect on its financial condition or reported results of operation.

        United States Generally Accepted Accounting Principles

        Accounting under United States and Canadian generally accepted accounting principles is substantially the same with respect to the accounting principles used by the Company in the preparation of these financial statements.


2.      PROPERTY AND EQUIPMENT


Property and equipment at December 31 consists of:

                                                                                               1996              1997
                                                                                         --------------   ---------------
 Furniture and fixtures                                                                 $       154,240   $          6,639
 Office equipment                                                                                23,723             15,998
 Computer equipment                                                                             187,473             37,035
                                                                                        ---------------   ----------------

                                                                                                365,436             59,672
Accumulated depreciation                                                                      (165,395)           (43,033)
                                                                                        --------------    ----------------

                                                                                        $       200,041   $         16,639
                                                                                        ===============   ================

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



3.      INTANGIBLE ASSETS

Intangible assets at December 31 consist of:

                                                                                               1996            1997
                                                                                        ---------------   ----------------
 Acquisition costs                                                                      $       498,000   $        498,000
 Royalty buyout                                                                                 100,000            100,000
                                                                                        ---------------   ----------------

                                                                                                598,000            598,000
Accumulated amortization                                                                      (338,409)          (400,707)
Write-off of unamortized balance                                                                      -          (197,293)
                                                                                        ---------------   ----------------

                                                                                        $       259,591   $             -
                                                                                        ===============   ================



        Acquisition costs include goodwill, product technology and related acquisition costs.


4.      NOTES PAYABLE

                                                                                           1996              1997
                                                                                        ---------------   ----------------
Note payable - On February 13, 1997 the Company issued a note payable (the              $             -   $        100,000
"Note") in connection with a proposed private placement of debt securities in the amount of $750,000.  The Company was advanced the sum of $100,000 under the Note.  The Note is secured by the assets of the Company and bears interest at the First National Bank & Trust Company of Chicago prime rate plus
2% per annum, which is payable quarterly commencing on July 15, 1997.
Amounts advanced under the Note, together with accrued interest, are due on the earlier of the date on which the Company completes any offering of equity securities for an amount of not less than $1,500,000, or February 13, 1999. On
July 15, 1997, the Company failed to make an interest payment as required under the terms of the Note.  As a consequence of this default, the Note, together with accrued interest, is currently due and payable upon demand.

Note payable, due November 4, 1998.  The note is unsecured, non-interest                              -             42,500
bearing and convertible into common shares of the Company at the option of the holder at any time after October 30, 1998 and before November 4, 1998 at a deemed price per share equal to the average closing price of the Company's shares on the Vancouver Stock Exchange for the ten days immediately proceeding November 4, 1998.

Notes payable in increments of $3,000 per month.  The note is unsecured and                           -             22,500
non-interest bearing.

Note payable paid in 1997.                                                                        9,034                  -
                                                                                        ---------------    ----------------

                                                                                        $         9,034   $        165,000
                                                                                        ===============    ================

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



5.      SUBSCRIPTIONS PAYABLE

                                                                                            1996                1997
                                                                                        ---------------    ---------------
On October 15, 1997, the Company received proceeds from a private placement             $             -   $        210,000
of 1,400,000 Units.  These Units are to be issued at $0.15 each after giving effect to four for one reverse split of the Company's common stock.  Each Unit consists of one share of common stock and one two year non-transferrable warrant to purchase on additional share of common stock at $0.15 per share during the first year and at $0.1725 per share during the second year, on a post
reverse split basis.   The proceeds of the private placement are accounted for as a non-interest bearing loan until the Units are issued.  These subscription proceeds are repayable if the reverse split is not effected and the Units are not issued by June 30, 1998.

The Company agreed to issue, after giving effect to a four for one reverse split        $            -   $        540,000
                                                                                        ---------------    ---------------
of the Company's common stock, 3,600,000 shares of common stock at a deemed price of $0.15 per share post reverse split, and two year non-
transferable warrants to purchase an additional 283,333 shares of  common stock, at $0.15 per share in the first year and at $0.1725 per share in the second year, in full settlement and satisfaction of certain debts of the Company.  These debts are due and payable if the reverse split is not effected and the Units are not issued by June 30, 1998.
                                                                                        $            -   $        750,000
                                                                                        ===============   ===============


        Subsequent to December 31, 1997, the Company sought and received approval from the Vancouver Stock Exchange to issue shares of common stock on a pre-reverse split basis in connection with the private placement and the settlement of debts, as described above. On January 18, 1998, the Company issued 20,000,000 shares (the equivalent of 5,000,000 shares on a post reverse split basis as described above) of common stock in partial settlement of subscriptions payable. The warrants, described above, will be issued upon the completion of the reverse split.


6.      INCOME TAXES

        Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996, respectively, are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                                               1996              1997
                                                                                         --------------   ----------------
Deferred tax assets:
 Net operating loss carryforwards                                                       $     1,666,000   $      1,935,000
 Research and development credits                                                               157,000            157,000
 Other - net                                                                                     66,000             30,000
                                                                                        ---------------   ----------------

Total deferred tax assets                                                                     1,889,000          2,122,000
Valuation allowance for deferred tax assets                                                  (1,889,000)        (2,122,000)
                                                                                        ---------------    ---------------
                                                                                        $            -     $            -
                                                                                        ===============    ===============

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



6.      INCOME TAXES (Continued)

     At December 31, 1997, the Company has federal and California tax net operating loss carryforwards of approximately $4.9 million and $4.4 million, respectively. The Company also has federal and California research credit carryforwards of approximately $114,000 and $64,000, respectively. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2009 unless previously utilized. The California tax loss carryforward will begin expiring in 2002 unless previously utilized.

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of a corporation of greater than 50 percent within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax loss and tax credit carryforwards.


7.      CAPITAL STOCK

    Performance shares

    Included in issued and outstanding common shares at December 31, 1996 and 1997 are 2,000,000 and 1,350,000 performance shares, respectively, which would be released from escrow on the basis of 1 share for every $0.52 Cdn of pre-tax cash earned by the Company on a cumulative basis. In March 1998, the holders of these shares surrendered them for cancellation without consideration. These shares are not included in the determination of loss per share.

    Stock options

    The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 2,517,902 shares of its common stock as of December 31, 1997.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1997 are as follows:

                                                                      1996                              1997
                                                       ---------------------------------------------------------------------
                                                                               Weighted                             Weighted
                                                                               Average                              Average
                                                                               Exercise                             Exercise
                                                               Options            Price             Options            Price

Outstanding at beginning of year                                1,530,000  $        1.14            1,927,500    $       0.75
 Granted                                                        2,087,500           0.93                    -              -
 Canceled                                                     (1,690,000)           1.20          (1,927,500)            0.75
                                                         ---------------   -------------         -------------    -----------

Outstanding at end of year                                      1,927,500           0.75                    -              -
Exercisable at end of year                                      1,203,541           0.75                    -              -
Weighted-average fair value of
 options granted during the year                                                    0.94                                   -


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



7.      CAPITAL STOCK  (Continued)

        Pro forma information regarding net loss is required to be disclosed in accordance with SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that Statement. The fair value of these options was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions for 1996; risk free interest rate of 5% to 6%, dividend yield of 0%, and a weighted-average life of the options of 5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows:

                                                                                               1996             1997
                                                                                         --------------    ---------------
Pro forma net loss                                                                      $     2,823,194   $        589,995
Pro forma loss per share                                                                $          0.55   $           0.09

    Warrants

    In 1997, the Company sold, pursuant to a private placement, 285,712 Units at $0.35 per Unit. Each Unit consisted of one common share and one warrant entitling the holder to purchase one additional common share at $0.35 per share until April 15, 1998 and at $0.40 per share thereafter until April 15, 1999.

    As of December 31, 1997, the Company has outstanding warrants entitling the holders to purchase a total of 924,712 common shares of the Company as follows:

                              Number
                                of                       Exercise
                              Shares                       Price                               Expiration Date
                              150,000                 Cdn$    3.62                               April 26, 1998
                              489,000                         2.30                               April 26, 1998
                              285,712                         0.35      to April 15, 1998        April 15, 1999
                                                              0.40      to April 15, 1999

                              924,712


8.      RELATED PARTY TRANSACTIONS

        During 1995, 1996 and 1997, the Company paid or accrued, $30,000, $60,000 and $69,000, respectively, in management fees to companies controlled by certain directors and officers of the Company.

        Included in Notes Payable and accrued liabilities is the aggregate amount of $118,500, including accrued interest of $8,000, owing to directors of the Company or to companies controlled by directors and officers of the Company.

        Included in Subscription Payable at December 31, 1997 is the aggregate amount of $285,833 owing to directors of the Company or to companies controlled by directors and officers of the Company.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1997



9.      GEOGRAPHIC INFORMATION

    Substantially all the Company's operations, employees and assets are located in the United States.

    A significant portion of the Company's sales are to customers in foreign countries:

                                                                               1995               1996              1997
                                                                         -------------      ---------------    --------------

Sales by geographical region
 Japan                                                                  $        260,506   $        139,960  $         27,350
 Europe                                                                          246,231            223,799            93,378
 Other                                                                           131,856             99,966            36,604
                                                                        ----------------    ---------------   ---------------

Total export sales                                                               638,593            463,725           157,332
United States                                                                  1,588,989            894,240           427,934
                                                                        ----------------    ---------------   ---------------

Net sales                                                               $      2,227,582   $      1,357,965  $        585,266
                                                                        ================    ===============   ===============