Form 10QSB
period 1998-03-31
ALLEGIANT TECHNOLOGIES INC
filed 1998-05-14
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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

            1500-609 Granville Street, Vancouver, B.C. Canada V7Y 1G5
                    (Address of Principal Executive Offices)

                                 (604) 687-0888
                (Issuer's Telephone Number, Including Area Code)


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

Yes          X              No _________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____________           No __________

                      APPLICATION ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value, $0.01 per share, 26,393,007 shares of common stock outstanding as of April 30, 1998

         Traditional Small Business Disclosure Format (check one):

Yes _____________           No        x

PART I:             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS-MARCH 31, 1998



                              FINANCIAL STATEMENTS
                                   (Unaudited)


                           ALLEGIANT TECHNOLOGIES INC.


                     THREE MONTH PERIOD ENDED MARCH 31, 1998

ALLEGIANT TECHNOLOGIES INC.
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT MARCH 31

                                                                                                    1997                1998
                                                                                               ----------------   ----------------
ASSETS

Current assets:
    Cash                                                                                       $         21,948   $         16,682
    Accounts receivable                                                                                  59,001              6,079
    Inventories                                                                                         199,367             32,500
    Prepaid expenses and other                                                                           15,387             11,250
                                                                                               ----------------

    Total current assets                                                                                295,703             66,511

Deposits                                                                                                 17,708               -
Property and equipment, net                                                                             174,451              1,750
Intangible assets, net                                                                                  228,442               -
Deferred offering costs                                                                                  15,000                 -
                                                                                               ----------------

                                                                                               $        731,304   $         68,261
                                                                                               ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Debentures payable                                                                         $        495,775   $           -
    Notes payable                                                                                          -               156,000
    Accounts payable and accrued liabilities                                                            760,845             79,665
    Deferred revenues                                                                                    27,367                 -
                                                                                               ----------------

    Total current liabilities                                                                         1,283,987            235,665

Deferred rent                                                                                            36,502               -
Notes payable                                                                                           100,000                 -
                                                                                               ----------------

    Total liabilities                                                                                 1,420,489            235,665
                                                                                               ----------------

Shareholders' deficit:

    Capital stock
       Authorized

               50,000,000  preferred shares, par value $0.01 per shares
              100,000,000  common shares, par value $0.01 per share

       Issued and outstanding

               26,393,007  common shares (1997 - 8,393,007)                                             83,930            263,930

    Additional paid-in capital                                                                       4,062,235          4,632,235
    Accumulated deficit                                                                             (4,835,350)        (5,063,569)
                                                                                               ---------------     ---------------

                                                                                                     ((689,185)          (167,404)
                                                                                               ---------------    ---------------

                                                                                               $        731,304   $        68,261
                                                                                               ================   ===============


                                            Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
THREE MONTH PERIOD ENDED MARCH 31

                                                                                                        1997            1998
                                                                                                 ---------------  ----------------

NET REVENUE                                                                                     $        315,512  $         46,833

COST OF REVENUE                                                                                           87,575            12,247
                                                                                                ----------------

GROSS PROFIT                                                                                             227,937            34,586
                                                                                                ----------------


EXPENSES
    Sales and marketing                                                                                  191,992            16,143
    Research and development                                                                             162,086             1,840
    General and administrative                                                                           239,407            41,343
    Amortization of purchased intangibles                                                                 31,149                -
                                                                                                ----------------

                                                                                                         624,634            59,326
                                                                                                ----------------


LOSS FROM OPERATIONS                                                                                   (396,697)          (24,740)
                                                                                                ---------------   ---------------


OTHER INCOME (EXPENSE)
    Loss on disposal of property and equipment                                                              -              (4,570)
    Gain on settlement of obligations                                                                       -               5,413
    Interest expense                                                                                        -              (2,000)
                                                                                                ----------------   --------------

                                                                                                            -              (1,157)
                                                                                                ----------------   --------------


NET LOSS                                                                                        $      (396,697)  $       (25,897)
                                                                                                ================  ===============


LOSS PER SHARE                                                                                  $         (0.05)  $         0.00
                                                                                                ================  ===============


SHARES USED IN COMPUTING PER SHARE AMOUNTS                                                             6,107,295      26,393,007
                                                                                                ================  ==============



                                            Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                                                                    Total
                                              Common Stock                  Additional         Accumulated      Shareholders'
                                     Shares              Amount             Paid-in            Deficit             Deficit
Balances at March 31, 1996           7,292,295        $   72,923          $    2,651,898      $  (2,514,602)   $    210,219

Shares issued - cash                   815,000             8,150               1,621,850                          1,630,000

Offering costs                                                                  (308,656)                          (308,656)

Net loss                                                                                         (1,924,051)     (1,924,051)
                                   ------------        ---------           -------------       ------------     -----------

Balances at December 31, 1996         8,107,295           81,073               3,965,092         (4,438,653)       (392,488)

Shares issued - cash                    285,712            2,857                  97,143                            100,000

Net loss                                                                                           (396,697)       (396,697)
                                   ------------        ---------           -------------       ------------     -----------


Balances at March 31, 1997            8,393,007           83,930              4,062,235          (4,835,350)       (689,185)

Shares cancelled                      (650,000)           (6,500)                 6,500

Net loss                                                                                           (202,322)       (202,322)
                                   ------------        ---------           -------------       ------------     -----------


Balances at December 31, 1997         7,743,007           77,430              4,068,735          (5,037,672)       (891,507)

Shares issued
    - cash                            5,600,000           56,000                154,000                             210,000
    - debt settlements               14,400,000          144,000                396,000                             540,000

Shares cancelled                     (1,350,000)         (13,500)                13,500

Net loss                                                                                            (25,897)        (25,897)
                                   ------------        ---------           -------------       ------------     -----------


Balances at March 31, 1998         $ 26,393,007        $ 263,930          $   4,632,235       $  (5,063,569)   $   (167,404)
                                   ============        =========           =============       ============     ===========



                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
THREE MONTH PERIOD ENDED MARCH 31

                                                                                1997              1998
                                                                            ------------      ------------
OPERATING ACTIVITIES
 Net loss                                                                   $  (396,697)      $   (25,897)
 Adjustments to reconcile net loss to net cash from
   operating activities
 Amortization and depreciation                                                   56,739
 Loss on disposal of property and equipment                                      -                  4,570

 Changes in operating assets and liabilities
 Accounts receivable                                                            (21,917)            6,563
  Inventories                                                                       836             5,646
 Prepaid expenses and other                                                      32,734           (11,250)
 Accounts payable and accrued liabilities                                        49,873               486
 Deferred revenues                                                               (7,196)            -
                                                                            ------------      -----------

                                                                               (285,628)          (19,882)
                                                                            ------------      -----------


INVESTING ACTIVITIES
 Proceeds of property and equipment                                              -                  10,319


FINANCING ACTIVITIES
 Proceeds from issuance of capital stock                                         100,000           750,000
 Proceeds from notes payable                                                     100,000            -
 Payment on notes payable                                                        (9,034)            (9,000)
 Payment on share subscriptions payable                                          -                (750,000)
                                                                            ------------       -----------
                                                                                 190,966            (9,000)
                                                                            ------------       -----------

Change in cash and cash equivalents                                              (94,662)          (18,563)


Cash and cash equivalents, beginning of period                                   116,610            35,245


Cash and cash equivalents, end of period                                   $      21,948       $    16,682
                                                                           =============       ===========



                       Unaudited - See accompanying notes.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
MARCH 31, 1998





1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Nature of Operations

     Allegiant Technologies Inc. was incorporated in Washington State, U.S.A. on December 28, 1993 and was registered to carry on business in the State of California on March 23, 1994.

     The Company's principal line of business includes developing, marketing and supporting interactive multimedia development software.


     Management Plans on Continued Existence

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained substantial operating losses and used substantial amounts of working capital in its operations in recent years. As of March 31, 1998, current liabilities exceed current assets by $169,154, and total liabilities exceed total assets by $167,404.

     Subsequent to March 31, 1998, the Company reached an agreement to sell its technology assets and product inventory, subject to shareholder approval, for $40,000. The sale is scheduled to close on June 4, 1998. The proceeds from the sale will be used to settle certain remaining obligations. After completing the sale the Company will remain dormant until additional financing is secured and new operations are determined.


2.      PROPERTY AND EQUIPMENT


Property and equipment at March 31 consists of:

                                                                                             1997           1998
                                                                                        ------------      ---------
 Furniture and fixtures                                                                 $    154,240      $    -
 Office equipment                                                                             23,723          1,000
 Computer equipment                                                                          187,473            750
                                                                                        ------------      ---------

                                                                                             365,436          1,750

Accumulated depreciation                                                                    (190,985)          -
                                                                                        ------------      ---------

                                                                                        $    174,451      $   1,750
                                                                                        ============      =========


ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
MARCH 31, 1998




3.      NOTES PAYABLE

                                                                                           1997                 1998
                                                                                         ------------       -----------
Note  payable - On  February  13, 1997 the Company  issued a note  payable  (the
"Note") in connection  with a proposed  private  placement of debt securities in the amount of $750,000.  The Company was advanced the sum of $100,000  under the
Note. The Note is secured by the assets of the Company and bears interest at the
First  National  Bank & Trust  Company of Chicago  prime rate plus 2% per annum, which is payable quarterly  commencing on July 15, 1997.  Amounts advanced under the Note, together with accrued interest,  are due on the earlier of the date on which the Company  completes any offering of equity  securities for an amount of not less than  $1,500,000,  or February 13, 1999.  On July 15, 1997 and for each subsequent  quarter,  the Company failed to make an interest payment as required under  the  terms of the  Note.  As a  consequence  of this  default,  the Note, together with accrued interest, is currently due and payable upon demand.






                                                                                        $    100,000     $   100,000


Note payable, due November 4, 1998. The note is unsecured, non-interest bearing and convertible into common shares of the Company at the option of the holder at any time after October 30, 1998 and before November 4, 1998 at a deemed price per share equal to the average closing price of the Company's shares on the Vancouver Stock Exchange for the ten days immediately proceeding November 4, 1998.


                                                                                                 -           42,500


Notes  payable in  increments  of $3,000 per month.  The note is  unsecured  and non-interest bearing.
                                                                                                 -           13,500
                                                                                        ---------------   ---------

                                                                                             100,000        156,000

Less:  current portion                                                                           -         (156,000)
                                                                                        ---------------   ---------

Long-term portion                                                                       $       100,000   $      -
                                                                                        ===============   =========



4.   CAPITAL STOCK

     Stock options

     The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 2,517,902 shares of its common stock as of March 31, 1998.

     At March 31, 1998, there were no stock options granted.

ALLEGIANT TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
MARCH 31, 1998




4.   CAPITAL STOCK (cont'd.....)

     Warrants

     As of March 31, 1998, the Company has outstanding warrants entitling the holders to purchase a total of 924,712 common shares of the Company as follows:

                        Number                                    Exercise
                       of Shares                                   Price                        Expiration Date
                        150,000                                   Cdn$ 3.62                     April 26, 1998*
                        489,000                                   2.30                          April 26, 1998*
                        285,712                                   0.40                          April 15, 1999
                        -------
                        924,712
                        =======

         * These warrants were not exercised prior to expiration.

     In addition, the Company is obligated to issue warrants entitling the holders to purchase the equivalent of 6,733,332 shares of common stock at $0.0375 per share until October, 1998 and thereafter at $0.04312 per share until October 1999. These warrants will be issued after the Company completes a proposed four for one reverse split of its common stock. The number of warrants issued and the exercise price will be adjusted accordingly.

5.   RELATED PARTY TRANSACTIONS

     During the three month period ended March 31, 1997 and 1998, the Company paid or accrued, the following amounts to related parties:

                                                                                             1997             1998
                                                                                        -----------       ----------
Management fees                                                                        $     15,000      $     9,000
Rent                                                                                              -            3,750
Interest                                                                                          -            2,000
                                                                                       ------------       ----------

                                                                                       $     15,000      $    14,750
                                                                                       ============       ==========


     Included in notes payable and accrued liabilities is the aggregate amount of $117,500, including accrued interest of $10,000, owing to directors of the Company or to companies controlled by directors and officers of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

     The Company has a limited history of operations and no history of profitability. It was actively engaged in the business of developing and marketing interactive multimedia software. As at March 31, 1998 the Company had cumulative net losses of $5,056,569. During the last year the Company was forced to cease product development, reduce its full time staff from twenty-six to two, close down its offices in San Diego, sell the majority of its tangible capital assets and commence a capital reorganization, described below.

     On April 27, 1998 the Company entered into an arms length agreement, subject to shareholder approval, to sell its technology assets and product inventory for $40,000. The sale is scheduled to close on June 4, 1998. Management intends to cease its current operations on May 31, 1998. The proceeds from the sale will be used to settle certain remaining obligations after which time the Company shall remain dormant until additional financing is secured and new operations are determined. Management intends to explore and enter into as yet undetermined new lines of business, which may be highly speculative ventures and which may not be profitable.

Reorganization

     During the three months ended March 31, 1998 the Company effected a reorganization of its capital as follows:

     1. Principals of the Company surrendered for cancellation 1,350,000 escrowed shares of common stock.

     2. The Company issued 14,400,000 shares of common stock in partial settlement of debts in the amount of $540,000.

     3. The  Company  issued  5,600,000  shares of common  stock  pursuant  to a
private  placement  agreement.   The  subscription  proceeds  of  $210,000  were
primarily used to settle certain obligations of the Company.

     The Company intends to seek approval of a four for one reverse split of its issued common stock at its upcoming annual general meeting scheduled for June 1, 1998.

Liquidity and Capital Resources

     As of March 31, 1998 the Company had cash equivalents of $16,682 and a working capital deficit of $169,154 Total liabilities exceed the book value of total assets by $167,404. The Company's ability to satisfy projected working capital requirements through December 31, 1998 is dependent upon the receipt of proceeds from the sale of assets and its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. There are no assurances that the Company will be able to secure such requisite funding.

Results of Operation

     The Company's revenues decreased by 85% from $315,512 for the three months ended March 31, 1997 to $46,833 for the three months ended March 31, 1998. This precipitous decline is a direct result of the Company's inability to effectively market, develop and support its products due to insufficient resources. As a consequence, management intends to cease its software operations. Effective June 1, 1998 the Company will not have any employees or facilities in California, which served as its principal base of operation over the last four years. It will maintain administrative offices only in Vancouver, Canada until it enters into as yet undetermined new lines of business.

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

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a report on FORM 8-K on January 16, 1998 regarding a capital reorganization plan. Such report is incorporated into this report by way of reference.


     Items 2, 4, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 14, 1998.

                                               ALLEGIANT TECHNOLOGIES INC.

                                               By: /s/ Steven A. Rothstein
                                                   Steven A. Rothstein C.E.O.