Form 10QSB
period 1998-06-30
ALLEGIANT TECHNOLOGIES INC
filed 1998-08-14
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from to _________

Commission file number   333-07727

                        Shampan, Lamport Holdings Limited
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Washington                                   98-0138706
     (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

            1500-609 Granville Street, Vancouver, B.C. Canada V7Y 1G5
                    (Address of Principal Executive Offices)

                                 (604) 687-0888
                (Issuer's Telephone Number, Including Area Code)

                  (formerly named Allegiant Technologies Inc.)
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X              No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable Common stock, par value, $0.01 per share, 6,748,251 shares of common stock outstanding as of July 31, 1997

     Transitional Small Business Disclosure Format (check one):

Yes                          No ____X______

PART I:             FINANCIAL INFORMATION


ITEM 1.             FINANCIAL STATEMENTS-JUNE 30, 1998


                        SHAMPAN, LAMPORT HOLDINGS LIMITED
                     (formerly Allegiant Technologies Inc.)


                      (Expressed in United States Dollars)
                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)


                                  JUNE 30, 1998

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
BALANCE SHEET
(Expressed in United States Dollars)
AS OF JUNE 30

                                                                                                      1997               1998
                                                                                               -----------------   ----------------
ASSETS

Current assets:
    Cash                                                                                       $         33,388   $         45,377
    Accounts receivable, net                                                                             23,366              3,000
    Other receivable                                                                                      2,851               -
    Inventories                                                                                         147,827               -
    Prepaid expenses                                                                                     31,927              7,640
                                                                                               ----------------   ----------------

    Total current assets                                                                                239,359             56,017

Property and equipment, net                                                                              80,402                 -
                                                                                               ----------------   ----------------

    Total assets                                                                               $        319,761   $         56,017
                                                                                               ================   ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Debentures payable                                                                         $        500,000   $             -
    Notes payable                                                                                       119,704            198,500
    Accounts payable and accrued liabilities                                                            832,624             53,087
    Deferred revenues                                                                                    24,455                -
                                                                                               ----------------   ----------------

    Total current liabilities                                                                         1,476,783            251,587
                                                                                               ----------------   ----------------


Shareholders' equity:
    Capital stock
       Authorized

              50,000,000  preferred shares, par value $0.01 per share
             100,000,000  common shares, par value $0.01 per share

       Issued and outstanding

               6,748,251  common shares                                                                 83,930             67,483

    Additional paid-in capital                                                                       4,062,235          4,843,682
    Accumulated deficit                                                                             (5,303,187)        (5,106,735)
                                                                                               ---------------    ---------------

    Total shareholders' equity                                                                      (1,157,022)          (195,570)
                                                                                               ---------------    ---------------

Total liabilities and shareholders' equity                                                     $        319,761   $         56,017
                                                                                               ================   ================







                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

                                                        Three Month Period Ended               Six Month Period Ended
                                                                June 30,                               June 30,

                                                          1997               1998              1997              1998
                                                        -------            -------            ------            -----


NET REVENUE                                     $        138,845   $        15,708   $        454,357  $         62,541

COST OF REVENUE                                           62,195             6,168            149,770            18,415
                                                ----------------   ---------------   ----------------  ----------------

GROSS PROFIT                                              76,650             9,540            304,587            44,126
                                                ----------------   ---------------   ----------------  ----------------


EXPENSES
    Sales and marketing                                   48,443             8,694            240,435            24,837
    Research and development                              53,938              -               216,024             1,840
    General and administrative                           166,809            49,635            406,216            90,978
    Amortization of purchase of intangibles               31,149               -               62,298                -
                                                ----------------   ---------------    ---------------   ---------------

                                                         300,339            58,329            924,973           117,655
                                                ----------------   ---------------    ---------------   ---------------


Loss from operations                                   (223,689)          (48,789)          (620,386)            73,529
                                                ---------------    --------------    ---------------   ----------------


OTHER INCOME (EXPENSE)
    Interest                                            (25,201)           (3,000)           (25,201)           (5,000)
    Gain (loss) on disposal of property                 (21,654)             8,623           (21,654)             4,053
    Write-off of intangibles                           (197,293)              -             (197,293)              -
    Gain on settlement of obligations                         -                 -                  -              5,413
                                                ----------------    --------------   ---------------   ----------------

                                                       (244,148)             5,623          (244,148)             4,466
                                                ---------------    ---------------   ----------------  ----------------


Net loss for the period                         $      (467,837)   $      (43,166)   $      (864,534)  $       (69,063)
                                                ===============    ==============    ===============   ===============


Loss per share                                  $        (0.055)   $       (0.006)   $       (0.103)   $        (0.010)
                                                ===============    ==============    ==============    ===============


Shares used in computing per share amounts           8,393,007          6,598,251         8,393,007          6,598,251
                                                ================   ==============    ==============    ===============



                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                             Additional                              Total
                                          Number                               Paid-in          Accumulated       Shareholders'
                                        of Shares         Par Value            Capital            Deficit            Equity
                                        ------------   ----------------   ---------------    ---------------    ----------------
Balances at December 31, 1996              8,107,295   $         81,073   $      3,965,092   $    (4,438,653)   $      (392,488)

Shares issued - cash                         285,712              2,857             97,143                              100,000
Net loss                                                                                            (864,534)          (864,534)
                                     ---------------   ----------------   ----------------    --------------    ---------------

Balances at June 30, 1997                  8,393,007             83,930          4,062,235        (5,303,187)        (1,157,022)

Shares cancelled                           (650,000)            (6,500)              6,500
Net income                                                                                           265,515            265,515
                                     ---------------   ---------------    ----------------    ---------------    --------------

Balances at December 31, 1997              7,743,007             77,430          4,068,735        (5,037,672)          (891,507)

Shares issued  - cash                      5,600,000             56,000            154,000                              210,000
               - debt settlements         14,400,000            144,000            396,000                              540,000
Shares cancelled                          (1,350,000)           (13,500)            13,500
4:1 Reverse split                        (19,794,756)          (197,947)           197,947
Shares issued  - bonus                       150,000              1,500             13,500                               15,000
Net loss                                                                                             (69,063)           (69,063)
                                     ---------------    ---------------    ---------------    --------------    ----------------

Balances at June 30, 1998                  6,748,251   $         67,483   $      4,843,682   $    (5,106,735)   $      (195,570)
                                     ===============   ================   ================   ===============    ===============



                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

                                                                    Three Month Period Ended           Six Month Period Ended
                                                                            June 30,                          June 30,
                                                                  1997               1998              1997              1998
                                                           -----------------  --------------    ---------------   ---------------
OPERATING ACTIVITIES
Net loss for the period                                    $      (467,837)   $      (43,166)   $      (864,534)  $       (69,063)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Amortization and depreciation                                   56,739              -               113,478              -
    Write-off of intangible                                        197,293              -               197,293              -
    (Gain) loss on disposal of property                             21,654           (8,623)             21,654           (4,053)
    Changes in operating assets and liabilities
             Accounts and other receivables                         32,784             3,079             10,867             9,642
             Inventories                                            51,540            32,500             52,376            38,146
             Prepaid expenses and deposits                           1,168             3,610             33,902            (7,640)
             Accounts payable and accrued liabilities               77,779           (26,578)            127,652          (26,092)
             Deferred revenues                                      (2,912)                -            (10,108)                -
                                                           ---------------    ---------------    ---------------   --------------

                                                                   (31,792)          (39,178)          (317,420)          (59,060)
                                                           ---------------    --------------    ---------------   ---------------


INVESTING ACTIVITIES
Proceed on sale of property and equipment                            51,475            10,373             51,475            20,692
                                                           ----------------   ---------------   ----------------  ----------------


FINANCING ACTIVITIES
Proceeds from issuance of capital stock                                -               15,000            100,000           765,000
Proceeds from notes payable                                            -               50,000            100,000            50,000
Payment on notes payable                                              9,034            (7,500)              -              (16,500)
Payment on debentures payable                                          -                 -                  -             (750,000)
Deferred costs                                                       15,000              -                15,000              -
Deferred rent                                                      (36,502)              -               (36,502)             -
Amortization of debt discount                                        4,225               -                 4,225              -
                                                           ----------------   ---------------    ---------------  ----------------

                                                                    (8,243)            57,500            182,723            48,500
                                                           ---------------    ---------------    ---------------  ----------------


Increase (decrease) in cash                                          11,440            28,695           (83,222)            10,132


Cash, beginning of period                                            21,948            16,682            116,610            35,245
                                                           ----------------    --------------    ---------------  ----------------


Cash, end of period                                        $         33,388   $        45,377   $         33,388  $         45,377
                                                           ================   ===============   ================  ================


                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1998




1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     The Company was incorporated in Washington State, U.S.A. on December 28, 1993 and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited effective July 21, 1998.

     The Company discontinued its principal line of business on May 31, 1998 and disposed of its technology assets.

     Management Plans on Continued Existence

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of June 30, 1998, current liabilities exceeded current assets by $195,570, and total liabilities exceeded total assets by $195,570.

     Management is exploring and intends to enter into as yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

2.      NOTES PAYABLE

                                                                                               1997              1998
                                                                                         --------------   ----------------
Notes payable - due on demand at any time after May 1, 1999.  The notes are
secured by the assets of the Company and bear interest at 10% per annum.                $       100,000   $        150,000

Note payable, due November 4, 1998. The note is unsecured,  non-interest bearing and convertible into common shares of the Company at the option of the holder at any time after  October 30, 1998 and before  November 4, 1998 at a deemed  price per share equal to the average closing price of the Company's shares on the Vancouver Stock Exchange for the ten days immediately proceeding
November 4, 1998.                                                                                     -             42,500

Notes payable in increments of $3,000 per month.  The note is unsecured and non-
interest bearing.                                                                                     -              6,000
                                                                                        ----------------- ----------------

                                                                                        $       100,000   $        198,500
                                                                                        ================= ================

3.      CAPITAL STOCK

     Stock options

     The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 2,517,902 shares of its common stock as of June 30, 1998.


             At June 30, 1998, there were no stock options granted.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 1998




3.       CAPITAL STOCK

     Warrants

     As of July 21, 1998, the Company has outstanding warrants entitling the holders to purchase a total of 1,754,761 common shares of the Company as follows:

         Number                            Exercise
       of Shares                             Price                                  Expiration Date

          71,428                              1.60                                  April 15, 1999
       1,683,333                              0.15    until October 15, 1998        October 15, 1999*
    ------------
                                              0.1725  October 16, 1998 to
                                                      October 15, 1999
       1,754,761
    ============

     * The Company was obligated to issue these warrants in connection with a private placement of shares of common stock and the settlement of certain debts for shares of common stock. The relevant agreements were made effective on October 15, 1998 and shares were issued on January 15, 1998. The warrants were issued on July 21, 1998 after the completion of a 4:1 reverse split of the Company's common stock.


4.       RELATED PARTY TRANSACTIONS

     During the six month period ended June 30, 1997 and 1998, the Company paid or accrued, the following amounts to related parties:

                                             1997                 1998
                                           ------------     ----------------
Management fees                           $        30,000   $         18,000
Rent                                                 -                 7,500
Interest                                               -               5,000
Finance fee                                            -              15,000
                                          ---------------   ----------------

                                          $        30,000   $         45,500
                                          ===============   ================

     Included in notes payable and accrued liabilities is the aggregate amount of $166,000, including accrued interest of $13,000, owing to directors of the Company or to companies controlled by directors and officers of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was principally engaged in the development and marketing of interactive multimedia software. As at March 31, 1998 the Company had cumulative net losses of $5,056,569. On May 31, 1998 the Company ceased these operations and disposed of its technology assets to an arms length purchaser. The proceeds from the sale were used to settle certain obligations of the Company. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

 Liquidity and Capital Resources

     As of June 30, 1998 the Company had cash equivalents of $45,377 and a working capital deficit of $195,570. Total liabilities exceeded the book value of total assets by $195,570. The Company's ability to satisfy projected working capital requirements through December 31, 1998 is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. There are no assurances that the Company will be able to secure such requisite funding.

     The Company's primary future needs for capital are for exploring and entering into as of yet undetermined new lines of business.

Reorganization

     The Company has completed a reorganization of its capital as follows:

     1. Principals of the Company surrendered for cancellation 2,000,000 escrowed shares of common stock.

     2. The Company issued 14,400,000 shares of common stock in partial settlement of debts in the amount of $540,000.

     3. The  Company  issued  5,600,000  shares of common  stock  pursuant  to a
private  placement  agreement.   The  subscription  proceeds  of  $210,000  were
primarily used to settle certain obligations of the Company.

     4. The Company disposed of its technology assets on May 31, 1998 and used the proceeds to settle certain obligations of the Company.

     5. The Company changed its name to and gave effect to a four for one reverse split of its issued common stock on July 21, 1998. The reverse split has been reflected in the June 30, 1998 financial statements attached hereto.

     6. The Company borrowed $50,000 from a director of the Company who had previously loaned the Company $100,000. Both notes, together with accrued interest, are due on demand at anytime after May 1, 1999. As consideration for the new loan and an extension of the previous loan the Company issued 150,000 shares of common stock on July 21, 1998, valued at $15,000, to the holder of the notes. The issuance of these shares has been reflected in the June 30, 1998 financial statements attached hereto.

Results of Operation

     The Company's revenues decreased by 86% from $454,357 for the six months ended June 30, 1997 to $62,541 for the six months ended June 30, 1998. This precipitous decline was a direct result of the Company's inability to effectively market, develop and support its products due to insufficient resources and was the principle reason why the Company ceased operations.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no current legal proceedings against the Company and previous proceedings commenced by creditors for failure to pay amounts due have been settled.

ITEM 2.  CHANGES IN SECURITIES

     Item 2 is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company borrowed the sum of $100,000 pursuant to a secured promissory note dated February 13, 1997. The terms of the note provided for the payment of interest quarterly commencing on July 15, 1997. The Company failed to make any payment of interest on or since July 15, 1997. The note is secured by a registered lien against all of the assets of the Company. The lender has agreed not to pursue the collection of the note and accrued interest thereon until May 1, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual General Meeting on June 1, 1998 to present the audited financial statements of the Company for the year ended December 31, 1997 together with the auditors' report thereon, and to vote upon certain matters set out below. The total number of common shares represented at the meeting by shareholders in person or by proxy was 23,243,363, which represented approximately 88% of the total number of common shares issued and outstanding.

     The following persons, all of whom were nominated by management, were appointed to the board of directors of the Company to hold office until the Company's next Annual General Meeting.

NAME OF DIRECTOR             VOTES FOR        VOTES AGAINST     VOTES WITHHELD

Steven Rothstein             23,242,863              -                  500
William McCartney            23,243,863              -                  500
Craig Gould                  23,243,863              -                  500
Edward Lewis                 23,242,863              -                  500


     The following other matters were also voted upon and agreed to by shareholders at the Meeting.

     1. To approve Moss Adams LLP as auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.

VOTES FOR:          23,242,863
VOTES AGAINST:             500
VOTES WITHHELD:         -

     2. To pass a Special Resolution consolidating the share capital of the Company on a four (old shares) for one (new share) basis and increasing the authorized capital of the Company to 100,000,000 post consolidated common shares.

VOTES FOR:          23,241,563
VOTES AGAINST:           1,800
VOTES WITHHELD:         -

     3. To pass a Special Resolution approving the change of name of the Company to Shampan, Lamport Holdings Limited, subject to the approval of the regulatory authorities having jurisdiction.

VOTES FOR:          23,238,563
VOTES  AGAINST:          7,800
VOTES  WITHHELD:        -

     4. To authorize the Board of Directors of the Company to sell all of the Company's right, title and interest in and to its major assets and current business undertakings to a party dealing at arm's length with the Company, for and in consideration of the sum of $40,000.

VOTES FOR:         21,500,410
VOTES  AGAINST:        12,500
VOTES WITHHELD:     1,730,453

     5. To authorize the Board of Directors of the Company to delist the Company's common shares from the Vancouver Stock Exchange, at any time they determine providing that the common shares may be traded on the OTC bUlletin Board in the United States or any other regulated quotation system or organized exchange.

VOTES FOR:         21,511,410
VOTES  AGAINST:         1,500
VOTES WITHHELD:     1,730,453

     6. To approve, subject to the approval of the Vancouver Stock Exchange, an amendment to the Company's existing stock option plan to increase the maximum number of shares issuable under the plan to 2,000,000 after the consolidation of the Company's common stock on a four old for one new basis.[ Insiders abstained from voting]

VOTES FOR:        21,445,125
VOTES AGAINST:        67,785
VOTES WITHHELD:    1,730,453

     7. To approve, subject to the approval of the Vancouver Stock Exchange or any other regulatory authority having jurisdiction, the granting of a general authority to the directors of the Company to grant insiders of the Company options to purchase common shares of the Company, not exceeding 10% of the issued common shares of the Company, and to amend existing stock options granted to insiders.

VOTES FOR:        21,445,625
VOTES  AGAINST:       67,285
VOTES WITHHELD:    1,730,453

     8. To authorize the directors to carry out a private placement or other issuance(s) of an amount of shares or units that is equal to or greater than 20% of the issued share capital of the Company, at such price or prices and to such persons on such terms as may be determined by the Directors, subject to the approval of the Vancouver Stock Exchange.

VOTES FOR:       21,511,410
VOTES AGAINST:        1,500
VOTES WITHHELD:   1,730,453

ITEM 5.  OTHER INFORMATION

     Item 5 is not applicable.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

     None filed during the period ended June 30, 1998


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 6, 1998.

                                        SHAMPAN, LAMPORT HOLDINGS LIMITED.

                                  By:
                                        /s/ Steven A. Rothstein
                                        Steven A. Rothstein
                                        President and Chief Executive Officer