Form 10QSB/A
period 1998-06-30
ALLEGIANT TECHNOLOGIES INC
filed 1998-11-06
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

Yes                          No ____X______

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 5, 1998.

                                        SHAMPAN, LAMPORT HOLDINGS LIMITED.


                                  By:   /s/ Bill McCartney
                                        Bill McCartney
                                        Director