Form 10QSB
period 1998-09-30
ALLEGIANT TECHNOLOGIES INC
filed 1998-11-16
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

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

Yes          X              No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable Common stock, par value, $0.01 per share, 6,748,251 shares of common stock outstanding as of September 30, 1998

     Transitional Small Business Disclosure Format (check one):

Yes                          No   X       .

PART I:             FINANCIAL INFORMATION


ITEM 1.             FINANCIAL STATEMENTS-SEPTEMBER 30, 1998

                        SHAMPAN, LAMPORT HOLDINGS LIMITED
                     (formerly Allegiant Technologies Inc.)


                      (Expressed in United States Dollars)
                              FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)


                               SEPTEMBER 30, 1998

SHAMPAN, LAMPORT HOLDINGS LIMITED (formerly Allegiant Technologies Inc.) BALANCE SHEET
(Expressed in United States Dollars)
AS OF SEPTEMBER 30


                                                                                                      1997               1998
                                                                                               -----------------  ----------------


ASSETS

Current assets:
        Cash                                                                                   $         31,084   $         26,741
Accounts receivable, net                                                                                 26,803                246
Other receivable                                                                                           -                  -
  Inventories                                                                                           119,342               -
Prepaid expenses                                                                                         10,570              3,750
                                                                                               ----------------   ----------------

Total current assets                                                                                    187,799             30,737

Property and equipment, net                                                                              39,500                 -
                                                                                               ----------------   ----------------

 Total assets                                                                                  $        227,299   $         30,737
                                                                                               ================   ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Debentures payable                                                                             $        500,000   $             -
Notes payable                                                                                           100,000            192,500
Accounts payable and accrued liabilities                                                                873,574             53,388
Deferred revenues                                                                                        22,681                -
                                                                                               ----------------   ----------------

Total current liabilities                                                                             1,496,255            245,888
                                                                                               ----------------   ----------------


Shareholders' equity:
Capital stock

              Authorized
              50,000,000  preferred shares, par value $0.01 per share
              100,000,000  common shares, par value $0.01 per share

              Issued and outstanding
              6,748,251  common shares                                                                   83,930            67,483

Additional paid-in capital                                                                            4,062,235         4,843,682
Accumulated deficit                                                                                  (5,415,121)       (5,126,316)
                                                                                               ---------------    ---------------

Total shareholders' equity                                                                          (1,268,956)          (215,151)
                                                                                               ---------------    ---------------

Total liabilities and shareholders' equity                                                     $        227,299   $         30,737
                                                                                               ================   ================





                       Unaudited - Prepared by Management

SHAMPAN, LAMPORT HOLDINGS LIMITED (formerly Allegiant Technologies Inc.) STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

                                                                    Three Month Period Ended          Nine Month Period Ended
                                                                         September 30,                     September 30,

                                                                       1997               1998              1997            1998
                                                                -----------------  -------------     ----------------  ------------


NET REVENUE                                                     $         61,045   $          -      $        515,402  $    62,541

COST OF REVENUE                                                           32,759                -             182,529       18,415
                                                                ----------------

GROSS PROFIT                                                              28,286                -             332,873       44,126
                                                                ----------------


EXPENSES
Sales and marketing                                                       30,077             -                270,512       24,837
Research and development                                                  15,430              -               231,454        1,840
General and administrative                                                65,047            18,480            471,303       94,458
Amortization of purchase of intangibles                                       -                 -              62,298         -
                                                                ----------------    --------------    ---------------    ---------

                                                                         137,881            18,480          1,035,567      121,135
                                                                ----------------    --------------    ---------------    ---------


Loss from operations                                                   (109,595)            18,480          (702,694)     (77,009)
                                                                ---------------    ---------------    --------------      --------


OTHER INCOME (EXPENSE)
     Interest                                                            (2,339)           (3,750)           (27,500)      (8,750)
  Finance fee                                                                                 -                  -        (15,000)
   Gain (loss) on disposal of property                                      -                  949           (48,981)        5,002
Write-off of intangibles                                                    -                 -             (197,293)         -
Gain on settlement of obligations                                           -                1,700                 -         7,113
                                                                ----------------    --------------    ---------------     ---------

                                                                         (2,339)           (1,101)          (273,774)     (11,635)
                                                                ---------------    --------------    ---------------      ---------


Net loss for the period                                         $      (111,934)   $      (19,581)   $      (976,468)  $  (88,644)
                                                                ===============    ==============    ===============   ===========


Loss per share                                                  $    (0.01)        $   (0.003)       $    (0.12)       $ (0.013)
                                                                ===============    ==============    ===============   ===========


Shares used in computing per share amounts                             8,393,007         6,748,251          8,393,007    6,748,251
                                                                ================   ===============   ================   ==========




                                            Unaudited - Prepared by Management

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                         Additional                              Total
                                      Number                               Paid-in          Accumulated       Shareholders'
                                    of Shares         Par Value            Capital            Deficit            Equity

Balances at December 31, 1996          8,107,295   $         81,073   $      3,965,092   $    (4,438,653)   $      (392,488)

Shares issued                            285,712              2,857          - c97,143               -               100,000
Net loss                                      -                  -                  -           (976,468)          (976,468)
                                  --------------    --------------    ----------------  ----------------    ---------------

Balances at September 30, 1997         8,393,007             83,930          4,062,235        (5,415,121)        (1,268,956)

Shares cancelled                       (650,000)            (6,500)              6,500               -                  -
Net income                                    -                  -                  -             377,449            377,449
                                  --------------   ----------------   ----------------   ----------------   ---------------

Balances at December 31, 1997          7,743,007             77,430          4,068,735        (5,037,672)          (891,507)

Shares issued                          5,600,000             56,000          - 154,000               -               210,000
                                      14,400,000            144,000          - 396,000               -               540,000
Shares cancelled                     (1,350,000)           (13,500)             13,500               -                  -
4:1 Reverse split                   (19,794,756)          (197,947)            197,947               -                  -
Shares issued                            150,000              1,500             13,500               -                15,000
Net loss                                      -                  -                  -            (88,644)           (88,644)
                                  --------------   ---------------    ----------------   ---------------    ---------------

Balances at September 30, 1998         6,748,251   $         67,483   $      4,843,682   $    (5,126,316)   $      (215,151)
                                  ==============   ===============    ================   ================   ===============




                                            Unaudited - Prepared by Management

SHAMPAN, LAMPORT HOLDINGS LIMITED (formerly Allegiant Technologies Inc.) STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)


                                                       Three Month Period Ended          Nine Month Period Ended
                                                            September 30,                     September 30,

                                                       1997               1998              1997              1998
                                                -----------------  ---------------   -----------------  ------------

OPERATING ACTIVITIES
Net loss for the period                         $      (111,934)   $      (19,581)   $      (976,468)  $       (88,644)
Adjustments to reconcile net loss to net cash
  used in operating activities
     Amortization and depreciation                        2,550                 -            116,028                 -
     Write-off of intangible                                  -                 -            197,293
     (Gain) loss on disposal of property                 27,327              (949)            48,981            (5,002)
     Changes in operating assets and liabilities
       Accounts and other receivables                      (586)            2,754             10,281            12,396
       Inventories                                       28,485                 -             80,861            38,146
       Prepaid expenses and deposits                     14,978             3,890             48,880            (3,750)
       Accounts payable and accrued liabilities          21,246               301            148,898           (25,791)
       Deferred revenues                                 (1,774)                -            (11,882)                -
                                                ---------------    --------------    ---------------   ---------------
                                                        (19,708)          (13,585)          (337,128)          (72,645)
                                                ---------------    --------------    ---------------   ---------------


INVESTING ACTIVITIES
Proceed on sale of property and equipment                 17,404               949             68,879            21,641
                                                ---------------    --------------    ---------------   ---------------


FINANCING ACTIVITIES
Proceeds from issuance of capital stock                     -                 -               100,000           765,000
Proceeds from notes payable                                 -                 -               100,000            50,000
Payment on notes payable                                    -             (6,000)                -             (22,500)
Payment on subscription payable                             -                 -                  -            (750,000)
Deferred costs                                              -                 -               150,000              -
Deferred rent                                               -                 -              (36,502)              -
Amortization of debt discount                                 -                 -               4,225                -
                                                ---------------    --------------    ---------------   ---------------

                                                              -            (6,000)            182,723            42,500
                                                ---------------    --------------    ---------------   ---------------


Increase (decrease) in cash                              (2,304)          (18,636)           (85,526)           (8,504)


Cash, beginning of period                                 33,388            45,377            116,610            35,245
                                                ---------------    --------------    ---------------   ---------------


Cash, end of period                             $         31,084   $        26,741   $         31,084  $         26,741
                                                ================   ==============    ===============   ================





                                            Unaudited - Prepared by Management

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1998




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

     Management Plans on Continued Existence

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of September 30, 1998, current liabilities exceeded current assets by $215,151, and total liabilities exceeded total assets by $215,151.

     Management is exploring and intends to enter into as yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

2.      NOTES PAYABLE

                                                                                           1997                 1998
                                                                                         --------------    ---------------
Notes payable - due on demand at any time after May 1, 1999.  The notes are
secured by the assets of the Company and bear interest at 10% per annum.               $       100,000   $        150,000
Note payable, due November 4, 1998. The note is unsecured,  non-interest bearing and convertible into common shares of the Company at the option of the holder at any time after  October 30, 1998 and before  November 4, 1998 at a deemed  price per share  equal to the average  closing  price of the  Company's  shares on the
Vancouver  Stock Exchange for the ten days  immediately  proceeding  November 4,
1998.
                                                                                                      -             42,500
                                                                                        ---------------   ----------------

                                                                                        $       100,000   $        192,500
                                                                                        ===============   ================

3.      CAPITAL STOCK

    Stock options

     The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 2,517,902 shares of its common stock as of September 30, 1998.

    At September 30, 1998, there were no stock options granted.

    SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 1998




3.       CAPITAL STOCK

         Warrants

         As of September 30, 1998, the Company has outstanding warrants entitling the holders to purchase a total of 1,754,761 common shares of the Company as follows:

                        Number                          Exercise
                      of Shares                          Price                                       Expiration Date

                         71,428                              1.60                                    April 15, 1999
                      1,683,333                              0.15      until October 15, 1998        October 15, 1999
                   ------------
                                                             0.1725    October 16, 1998 to
                                                                            October 15, 1999
                      1,754,761
                   ============


4.       RELATED PARTY TRANSACTIONS

         During the nine month period ended September 30, 1997 and 1998, the Company paid or accrued, the following amounts to related parties:

                                                                                          1997                 1998
                                                                                        ------------     ----------------
Management fees                                                                        $        45,000   $         27,000
Rent                                                                                              -                11,250
Interest                                                                                            -               8,750
Finance fee                                                                                         -              15,000
                                                                                       ---------------   ----------------

                                                                                       $        45,000   $         62,000
                                                                                       ===============   ================

         Included in notes payable and accrued liabilities is the aggregate amount of $166,750, including accrued interest of $16,750, owing to a director of the Company.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was principally engaged in the development and marketing of interactive multimedia software. As at September 30, 1998 the Company had cumulative net losses of $5,126,316. On May 31, 1998 the Company ceased these operations and disposed of its technology assets to an arms length purchaser. The proceeds from the sale were used to settle certain obligations of the Company. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

 Liquidity and Capital Resources

As of September 30, 1998 the Company had cash equivalents of $26,741 and a working capital deficit of $215,151. Total liabilities exceeded the book value of total assets by $215,151. Included in liabilities is the aggregate sum of $166,750 due to related parties. The Company's ability to satisfy projected working capital requirements is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company. There are no assurances that the Company will be able to secure such requisite funding.

The Company's primary future needs for capital are for exploring and entering into as of yet undetermined new lines of business.

Results of Operation

The Company's revenues decreased by 88% from $515,402 for the nine months ended September 30, 1997 to $62,541 for the nine months ended September 30, 1998. This precipitous decline was a direct result of the Company's inability to effectively market, develop and support its products due to insufficient resources and was the principle reason why the Company ceased operations.

During the year the Company completed a capital reorganization and settled a substantial portion of debts that wer outstanding at the end of its last fiscal year. The Company ceased business operations on May 31, 1998 and sold its technology assets. Corporate overhead has been substantially curtailed and the Company will remain dormant until additional financing is secured and new operations are determined.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION

Item's 1, 2, 3, 4, and 5 are not applicable.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

None filed during the period ended September 30, 1998

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on October 22, 1998.

                       SHAMPAN, LAMPORT HOLDINGS LIMITED.

                   By: /s/Steven A. Rothstein
                        Steven A. Rothstein
                        President and  Chief Executive Officer