Form 10KSB
period 1998-12-31
SHAMPAN LAMPORT HOLDINGS LTD
filed 1999-03-08
CIK 934880

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from to ________

                        Commission File Number 333-07727

                        SHAMPAN, LAMPORT HOLDINGS LIMITED
                     (formerly Allegiant Technologies Inc.)
                 (Name of Small Business Issuer in Its Charter)

          Washington                                       98-0138706
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification  No.)

 609 Granville Street, Suite 1260
     Vancouver, B.C., Canada                               V7Y 1G5
(Address of Principal Executive Offices)                  (Zip Code)

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

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Shampan, Lamport Holdings Limited's revenues for the most recent fiscal year were $62,541.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board and on the Vancouver Stock Exchange on February 19, 1999 was approximately $75,500 and $151,000 respectively. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, as of February 19, 1999 was 6,748,251.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Document of the Registrant                  Form 10-KSB Reference Location
         None.                                             N/A

                                     PART I


Item 1.  Description of Business.

General

The Company has a limited history of operations. It was incorporated as Allegiant Technologies Inc. on December 28, 1993, acquired SuperCard, a multimedia software development tool, together with its customer franchise, from Aldus Corporation on February 4, 1994, and thereafter developed for sale various product upgrades and ancillary software products. The Company incurred substantial start up, development and other expenses in excess of revenues, which resulted in cumulative net losses exceeding $5 million. The Company's revenues were substantially derived from the sale of SuperCard and to a much lesser extent the sale of ancillary software products, all for the Macintosh platform.

The Company's results of operations were adversely impacted by the following factors: (1) the Company was not able to secure adequate financing to complete new product under development, including a Windows version of SuperCard, and to maintain effective marketing strategies, (2) the Company's existing products were sold into a market segment that had experienced significant sales declines, and (3) the decline in sales of Macintosh computers and related Macintosh software in general particularly in 1995 and 1996. As a consequence of these factors the Company was forced to cease operations, change management and undertake a reorganization of its capital.

On May 31, 1998 the Company disposed of its technology assets to an arms length purchaser. The proceeds from the sale were used to settle certain obligations of the Company. On July 21, 1998 the Company changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

                                  RISK FACTORS

This report contains forward-looking statements. Actual results of operations may vary from such forward-looking statements for reasons, which include those set forth below.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to December 31, 1998. As of December 31, 1998 the Company had cash equivalents of $10,776 and a working capital deficit of $246,582. Total liabilities exceeded the book value of total assets by $246,582.

The Company's ability to satisfy its liabilities and meet its obligations as they become due is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company and there are no assurances that the Company will be successful in securing additional funding. As a consequence, there exists a risk that the Company will be forced to seek protection from its creditors under federal or state bankruptcy statutes.

Future Operations

Management is exploring and intends to enter into as yet undetermined new lines of business, which may be highly speculative ventures and which may not be profitable.

Item 2.  Description of Property.

Item 2 is not applicable

Item 3.  Legal Proceedings.

Item 3 is not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 4 is not applicable

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "SLHX", and has been so traded since July 21, 1998, after giving effect to a four for one share reverse split. It previously traded on the OTC Bulletin Board under the symbol "ALGT".

The Company's Common Stock is also traded on the Vancouver Stock Exchange under the symbol "SLL.U" and has been so traded since July 21, 1998, after giving effect to a four for one share reverse split. It previously traded on the Vancouver Stock Exchange under the symbol "AGH.U".

The following table sets forth the high and low prices per share of the Company's Common Stock on the OTC Bulletin Board for all fiscal quarters since January 1, 1997. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have been adjusted, where appropriate, to reflect the four for one share reverse split.


    Quarter
    Ended                            High                        Low

    March 31, 1997*                  $2.00                      $1.12
    June 30, 1997*                   $1.00                      $0.48
    September 30, 1997*              $0.64                      $0.24
    December 31, 1997*               $0.60                      $0.12


    March 31, 1998*                  $0.24                      $0.08
    June 30, 1998*                   $0.36                      $0.16
    September 30, 1998*              $0.28                      $0.07
    December 31, 1998                $0.30                      $0.01

   * adjusted for a four for one share reverse split that was made effective July 21, 1998.



The following table sets forth the high and low prices per share of the Company's Common Stock on the Vancouver Stock Exchange for all fiscal quarters since January 1, 1997. They have been adjusted, where appropriate, to reflect the four for one share reverse split.


     Quarter
     Ended                             High                       Low

     March 31, 1997*                  $1.80                      $1.16
     June 30, 1997*                   $1.60                      $0.32
     September 30, 1997*              $0.40                      $0.12
     December 31, 1997*               $0.96                      $0.12


     March 31, 1998*                  $0.28                      $0.16
     June 30, 1998*                   $0.28                      $0.16
     September 30, 1998*              $0.20                      $0.20
     December 31, 1998                $0.20                      $0.09

     * adjusted for a four for one share reverse split that was made effective July 21, 1998.

On February 19, 1999, the last reported bid and ask prices of the Common Stock on the OTC Bulletin Board and on the Vancouver Stock Exchange were as follows:

                                                     Bid               Ask
OTC Bulletin Board                                   $n/a              $n/a
Vancouver Stock Exchange                             $0.10             $0.25

As at December 31, 1998 there were approximately 50 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its inception. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial condition of the Company and other factors deemed relevant by the Board of Directors.

Sales of Unregistered Securities

Sales of unregistered securities, by the Company, during the year ended December 31, 1998 are as follows:

Date                       Securities
Of  Issuance               Identity               Sold(1)              Consideration             Exemption
January 15, 1998           Investors        1,400,000 shares of        $210,000                  Section 4(2)
                           (2 persons)      common stock and
                                            warrants to purchase
                                            1,400,000 shares of
                                            common stock

January 15, 1998           Creditor         300,000 shares of          $ 45,000                  Regulation S
                           (1 person)       common stock               Debt Settlement

January 15, 1998           Creditors        3,300,000 shares of        $495,000                  Section 4(2)
                           (5 persons)      common stock and           Debt Settlement
                                            warrants to purchase
                                            283,333 shares of
                                            common stock

May 28, 1998               Creditor         150,000 shares of          Finance Fee                Section 4(2)
                           (1 person)       common stock               $50,000 loan

(1) The number of shares and warrants issued have been adjusted to reflect a four for one share split that was made effective July 21, 1998. Each warrant entitles the holder to purchase on common share of the Company at a purchase price of $0.1725 until October 15, 1999.


Item 6.  Management's Discussion and Analysis and Plan of Operations.

This section contains forward-looking statements regarding the Company's business and financial condition. No assurance can be given that actual results of operations will not differ materially from the forward-looking statements contained herein. See "Business-Risk Factors."

Overview

The Company has a limited history of operations and no history of profitability. As at December 31, 1998 the Company had cumulative net losses of $5,157,747. During the 1998 year the Company was forced to cease operations, sell its technology assets and commence a capital reorganization. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to December 31, 1998. As of December 31, 1998 the Company had cash equivalents of $10,776 and a working capital deficit of $246,582. Total liabilities exceeded the book value of total assets by $246,582.

The Company's ability to satisfy its liabilities and meet its obligations as they become due is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company and there are no assurances that the Company will be successful in securing additional funding. As a consequence, there exists a risk that the Company will be forced to seek protection from its creditors under federal or state bankruptcy statutes.

Capital Reorganization

During the year the Company completed the following reorganization of its capital:

     1. Principals of the Company surrendered for cancellation 162,500 and 337,500 escrowed shares of common stock in the 1997 and 1998 years respectively. (2,000,000 pre-split shares in the aggregate)

     2. The Company completed a for a four for one reverse split of its common stock and a change of its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited.

     3. The Company issued 3,600,000 shares of common stock at a deemed price of $0.15 per share, post reverse split, and non-transferable warrants to purchase 283,333 shares of common stock, at $0.1725 per share until October 15, 1999, in full settlement and satisfaction of debts of the Company amounting to $540,000.

     4. The Company issued 1,400,000 Units at $0.15 per Unit, post reverse split, for aggregate proceeds of $210,000. Each Unit consisted of one share of common stock and one non-transferable warrant to purchase one additional share of common stock at $0.1725 per share until October 15, 1999. The proceeds of the private placement were primarily used to fund the settlement of trade debts of the Company.

     5. The Company sold its technology assets and product inventory for $40,000. The proceeds were used to fund the settlement of trade debts of the Company.

     6. The Company borrowed $50,000 from a director of the Company. The proceeds were used to fund certain ongoing obligations of the Company.

     7. The Company negotiated new terms of payment on an outstanding secured promissory note in the amount of $100,000, which was in default as a result of the Company having failed to make timely interest payments.


Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

                                                                  1997           1998
                                                                  ----           ----
     Revenue:

        Net product sales                                          100%           100%
        Service fees and royalty income                              -              -
                                                         ----------------------------
                                                                   100            100
     Net revenue
     Cost of revenue                                                42             29
                                                         ----------------------------
        Gross Profit                                                58             71
                                                         ----------------------------

     Expenses:
        Sales and marketing                                         49             40
        Research and development                                    39              3
        General and administrative                                 100            194
        Amortization of purchased intangibles                       11              -
                                                         ----------------------------
                                                                   199            237
                                                         ----------------------------
     Loss from Operations                                         (141)          (166)

     Other Income (Expense)
        Interest income (expense), net                              (5)           (21)
        Finance Fee                                                  -            (24)
        Write-off of intangibles                                   (34)             -
        Gain (Loss) on disposal of property and equipment           (7)             8
        Gain on settlement of debts                                 86             11
                                                         ----------------------------

     Net loss                                                     (101)%         (192)%
                                                         =============================

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The Company ceased operations and sold its product inventory and technology assets on May 31, 1998 for $40,000. The proceeds from the sale were used to settle certain indebtedness of the Company. It also reorganized its capital as previously disclosed and borrowed the additional sum of $50,000 from a director so that it could meet certain obligations during the year. A finance fee, consisting of 150,000 shares of common stock valued at $15,000, was paid in connection with the receipt of the loan.

Revenues were substantially generated from the sale of SuperCard. The Company did not have the requisite capital to maintain sales and marketing staff throughout 1997 and 1998 or to undertake an effective marketing campaign and as a consequence sales declined precipitously. As a further consequence, the Company was not able to continue product development, which was necessary if it were to continue with the business as a going concern.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone and utilities and all costs associated with maintaining a public company in good standing. General and administrative expenses decreased from $585,319 in 1997 to $123,116 in 1998. The decrease in general and administrative expenses is attributable primarily to a reduction in staffing and the closure of the San Diego office. It is expected that they will decrease further but will remain the Company's largest expenditure until such time the Company acquires or commences a new line of business.

In 1997 and 1998 the Company was able to reach agreements and settle certain trade debts and employee claims for amounts less than their face value. These agreements resulted in a gain on settlement of debts of $494,658 in 1997 and $7,113 in 1998.

Uncertainty due to the YEAR 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four digits to identify a year. Date-sensitive systems may incorrectly recognize the year 2000 as some other date, resulting in errors. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. The Company is presently dormant. For this reason, and until a new line of business is established management believes that the Year 2000 Issue will not materially affect the Company. However, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

Item 7.  Financial Statements.

The Financial Statements of the Company identified in the Index to Financial Statements appearing under "Item 13". Exhibits and Reports on Form 8-K of this report are incorporated by reference to Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8 is not applicable

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

    Name                                        Age      Position
Steven A. Rothstein(1).......................... 48      President, Chief Executive Officer and Director
William D. McCartney(1)......................... 43      Director
Craig Gould(1).................................. 29      Director
Robert H. Daskal  .............................. 57      Chief Financial Officer
Leonard Petersen ............................... 44      Secretary
--------------------
(1)  Member of the Audit Committee

Mr. Rothstein has served has Chairman of the Board of Directors and Chief Executive Officer of the Company since October 31, 1997. He has served as Chairman of the Board of Directors and Chief Executive Officer of Olympic Cascade Financial Corp. since its inception in February 1997. He became a member of the Board of National Securities Corporation in May 1995 and was appointed Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was registered representative, and Limited Partner at Bear Steams & Co., Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker-dealer serving as Managing Director, and joined H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned from H.J. Meyers and Company in 1995 to associate with National Securities Corporation. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of Gateway Data Sciences, Inc., SigmaTron International, Inc. and Vita Food Products, Inc.

Mr. Gould has served as a Director of the Company since October 31, 1997. From 1995 to the present, he has been a Vice President Corporate Finance of National Securities Corporation. Prior to 1995, Mr. Gould was a finance consultant at Merrill, Lynch, Pierce, Fenner and Smith, Inc. He has a B.A. degree from the University of Wisconsin.

Mr. McCartney has served as a Director of the Company since January, 1994. He served as Chief Financial Officer and Secretary of the Company from January 1994 to October 31, 1997. From 1990 to the present, he has been the President of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. McCartney is a chartered accountant in the Province of British Columbia, Canada and has a bachelors degree in business from Simon Fraser University.

Mr. Daskal has served as Chief Financial Officer of the Company since October 21, 1998. He has served as Senior Vice President, Chief Financial Officer and Treasurer of Olympic Cascade Financial Corp. since its inception in February, 1997. From 1994 to 1997 Mr. Daskal was a Director, Executive Vice President and Chief Financial Officer of Inco Homes Corporation, and from 1985 to 1994 he was a Dire Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc. (and its predecessors). UDC Homes, Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Mr. Daskal, is a former Tax Partner with Arthur Andersen & Co., became a CPA in Illinois in 1967, received his B.B.A. and J.D. from the University of Michigan in Ann Arbor. Mr. Daskal is presently a director of Inco Homes Corporation.

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

Beneficial Ownership Reporting Compliance

Not applicable.

Item 10.  Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid for services to the Company in all capacities during the fiscal years ended December 31, 1996 and 1997 to the Company's chief executive officer. Except as described below, no director or executive officer received total compensation in respect of the 1997 or 1998 fiscal year exceeding $100,000.


                           Summary Compensation Table

                                                                     Annual Compensation

                                                    Year              Salary          Other(1)           Total

Steven A. Rothstein.............................   1998                nil            $  23,000          $ 23,000
President, C.E.O., Director
from November 1 to
December 31, 1997 .............................    1997                nil            nil                nil

Joel B. Staadecker                                 1997               $  47,000      $ 17,100            $ 64,100
President, C.E.O., Director
to October 31, 1997                                1996               $100,000       $ 22,800            $122,800

(1) Other compensation includes $6,000 in accrued management fees and $15,000 in finance fees paid in connection with the granting of a loan to the Company.

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

Grants of Stock Options

No stock options were granted during the year and no options were outstanding as of December 31, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to beneficial ownership of Common Stock as of February 19, 1999, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity.

                                                Number of
                                                  Shares                           Percentage of
                                                Beneficially                        Outstanding
Name of Stockholder                                Owned                              Shares(1)
-------------------                             ------------                       --------------
Steven A. Rothstein
Chief Executive Officer, Director
2737 Illinois Road
Chicago, Illinois...............................  1,550,000(2)                              20.8%

Craig Gould
Director
1560-875 Michigan Ave.
Chicago Illinois................................    905,555                                 13.4%

William D. McCartney
Director
1260-609 Granville Street
Vancouver, Canada...............................    386,250(3)                               5.7%

Leonard Petersen
Secretary
1260-609 Granville Street
Vancouver, Canada...............................    386,250(4)                                5.7%

Steven Rabinovici
48 Country Drive
Plainview, New York.............................  1,400,000(5)                               18.8%

Robert H. Daskal
1560-875 Michigan Ave.
Chicago, Illinois...............................    905,555                                  13.4%



Mark Roth
2200-1001 Fourth Ave.
Seattle, Washington.............................    905,555                                  13.4%

Joel B. Staadecker
1-1091 Walkers Hook Road
Salt  Spring Island, Canada.....................    498,750                                   7.4%

-------------------------------------------------------------------------
All directors and executive
officers as group (4 persons)...................  3,833,610(6)                               51.4%


(1)The percentages reflected in this column are based on the assumption that the respective owner exercises any rights he or it has to purchase additional shares of Common Stock within sixty days from the date hereof and excludes all other shares of Common Stock reserved for issuance upon exercise of outstanding warrants.

(2) Includes 850,000 shares of common stock and warrants to purchase an additional 700,000 shares of common stock.

(3) Includes 300,000 shares held indirectly by a company jointly controlled by Mr. McCartney and Mr. Petersen (further reference to these same shares is made in note 4). The balance of shares are held indirectly by companies controlled by Mr. McCartney.

(4) Includes 300,000 shares held indirectly by a company jointly controlled by Mr. Petersen and Mr. McCartney (further reference to these same shares is made in note 3). The balance of shares are held indirectly by companies controlled by Mr. Petersen.

(5) Includes 700,000 shares of common stock and warrants to purchase an additional 700,000 shares of common stock.

(6) Includes 3,133,610 shares of common stock and warrants to purchase an additional 700,000 shares of common stock.


Item 12.  Certain Relationships and Related Transactions.

Pemcorp Management Inc., a management advisory services company controlled by Mr. McCartney and Mr. Petersen, was paid $36,000 for services rendered and $15,000 for the use of office facilities during the year ended December 31, 1998.

The Company has accrued management fees of $6,000 and $3,000 payable to Mr. Rothstein, the Company's Chief Executive Officer, and to Mr. Daskal, the Company's Chief Financial Officer, respectively.

The Company issued 150,000 shares of common stock at a value of $0.10 per share as a finance fee to Mr. Rothstein in connection with a $50,000 loan he made to the Company.

The Company accrued interest payable in the amount of $13,333 on outstanding notes payable to Mr. Rothstein.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)    Index to Financial Statements.                                Page

       Independent Auditor's Report

       Balance Sheet at December 31, 1997 and 1998

       Statements of Operations For the Years Ended December 31, 1997 and 1998.

       Statement of Shareholders' Equity For the Period from December 31, 1996 through December 31, 1998

       Statements of Cash Flows For the Years Ended December 31, 1997 and 1998.

       Notes to Financial Statements

       All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information is included in the financial statements and notes thereto.

(b)    Exhibits.


(c)    Reports on Form 8-K.

       not applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHAMPAN, LAMPORT HOLDINGS LIMITED



Date: March 8, 1999                    By: /s/ Steven A. Rothstein
                                               Steven A. Rothstein
                                               President and Director
                                               (Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Steven A. Rothstein                                   March 8, 1999
Steven A. Rothstein
President and Director
(Chief Executive Officer)


/s/ Steven A. Rothstein                                   March 8, 1999
Robert H. Daskal
Chief Financial Officer


/s/ William D. McCartney                                  March 8, 1999
William D. McCartney
Director


/s/ Craig Gould                                           March 8, 1999
Craig Gould
Director

                              FINANCIAL STATEMENTS


                        SHAMPAN, LAMPORT HOLDINGS LIMITED
                     (formerly Allegiant Technologies Inc.)


                     Years Ended December 31, 1998 and 1997
                        with Independent Auditor's Report

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Shampan, Lamport Holdings Limited (formerly Allegiant Technologies Inc.)

We have audited the balance sheets of Shampan, Lamport Holdings Limited as of December 31, 1998 and 1997, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shampan, Lamport Holdings Limited as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Shampan, Lamport Holdings Limited will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial operating losses since inception and has a working capital deficit of approximately $246,000 at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1998 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Moss Adams LLP


Seattle, Washington
February 12, 1999

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
BALANCE SHEETS
(Expressed in United States Dollars)
AS OF DECEMBER 31

                                                                      1997              1998
ASSETS

Current assets:
    Cash                                                      $         35,245   $        10,776
    Accounts receivable, net of allowance for
    doubtful accounts of $10,062 in 1997                                 12,642             -
    Inventories                                                          38,146             -
                                                              -----------------  ---------------
             Total current assets                                        86,033           10,776

Property and equipment, net                                              16,639             -
                                                              -----------------  ---------------

                                                               $        102,672  $        10,776
                                                               ================  ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable to shareholder                               $        100,000  $        150,000
    Note payable                                                         65,000            42,500
    Accounts payable                                                     62,074            31,522
    Accrued liabilities                                                  17,105            33,336
                                                              -----------------  ----------------

             Total current liabilities                                  244,179           257,358

Share subscriptions payable                                             750,000            -
                                                              -----------------  ----------------

                                                                        994,179           257,358
                                                              -----------------  ----------------

Shareholders' deficit:

    Preferred stock, 50,000,000 shares authorized,
      $0.01 par value, none issued or outstanding                        -                  -
    Common stock, 100,000,000 shares authorized,
      $0.01 par value, 1,935,752 and 6,748,252 issued
      and outstanding, in 1997 and 1998, respectively                    19,357           67,482
    Additional paid-in capital                                        4,126,808        4,843,683
    Accumulated deficit                                              (5,037,672)      (5,157,747)
                                                               ----------------  ---------------
                                                                       (891,507)        (246,582)
                                                               ----------------  ---------------
                                                               $        102,672  $        10,776
                                                               ================  ===============


                             See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant Technologies Inc.)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)

                                                                       1997               1998
NET REVENUE                                                         $     585,266   $    62,541

COST OF REVENUE                                                           249,092        18,415
                                                                    -------------   -----------

GROSS PROFIT                                                              336,174        44,126
                                                                    -------------   -----------
EXPENSES
    Sales and marketing                                                   287,386        24,837
    Research and development                                              231,260          -
    General and administrative                                            585,319       123,116
    Amortisation of purchased intangibles                                  62,298           -
                                                                    -------------   -----------

                                                                        1,166,263       147,953
                                                                    -------------   -----------

LOSS FROM OPERATIONS                                                     (830,089)     (103,827)

OTHER INCOME (EXPENSE)
    Interest income                                                          239            -
    Interest expense                                                      (28,188)     (13,333)
    Finance fee                                                              -         (15,000)
    Write-off of intangibles                                             (197,293)         -
    Gain (loss) on disposal of property and equipment                     (38,346)       4,972
                                                                    -------------   -----------

LOSS BEFORE EXTRAORDINARY ITEM                                         (1,093,877)    (127,188)

EXTRAORDINARY ITEM, gain on settlement of obligations                     494,658        7,113
                                                                    -------------   -----------

NET LOSS                                                              $  (599,019)  $ (120,075)
                                                                    =============   ===========

BASIC LOSS PER SHARE                                                  $     (0.38)  $    (0.02)
                                                                    =============   ===========

SHARES USED IN COMPUTING PER SHARE AMOUNTS                              1,577,704    6,459,348
                                                                    =============   ===========

                             See accompanying notes.

SHAMPAN,   LAMPORT  HOLDINGS  LIMITED
(formerly  Allegiant  Technologies  Inc.)
STATEMENT OF SHAREHOLDERS' DEFICIT
(Expressed in United States Dollars)

                                                                                                                         Total
                                        Common Stock                              Additional          Accumulated     Shareholders'
                                            Shares              Amount                Paid-in            Deficit          Deficit

Balances at December 31, 1996           2,026,823            $ 20,268           $   4,025,897        $ (4,438,653)     $ (392,488)

Shares issued -  cash                      71,428                 714                  99,286               -             100,000

Shares cancelled                         (162,500)             (1,625)                  1,625               -                -

Net loss                                       -                   -                     -               (599,019)       (599,019)
                                        ---------            --------           -------------        ------------       ---------

Balance at December 31, 1997             1,935,751             19,357               4,126,808           (5,037,672)      (891,507)

Shares issued -  subscription
                 settlement              5,000,000             50,000                 700,000                -            750,000
Shares cancelled                          (337,500)            (3,375)                  3,375                -               -
Shares issued - bonus                      150,000              1,500                  13,500                -             15,000
Net loss                                       -                   -                     -               (120,075)       (120,075)
                                        ----------           --------           -------------        ------------      ----------


Balances at December 31, 1998           6,748,251            $ 67,482           $   4,843,683        $ (5,157,747)     $ (246,582)
                                        =========            ========           =============        ============      ==========

                                                  See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED (formerly Allegiant Technologies Inc.) STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31
(Expressed in United States Dollars)

                                                                                      1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $    (599,019) $ (120,075)
    Adjustments to reconcile net loss to net cash from operating activities
    Amortisation and depreciation                                                    126,523          -
    Write-off of intangibles                                                         197,293          -
    (Gain) loss on disposal of property and equipment                                 38,346      (4,972)
    Extraordinary gain on settlement of obligations                                 (494,650)     (7,113)
    Accounts payable settled with share subscriptions                                 90,000           -
    Finance fee paid in common stock                                                       -      15,000
    Changes in operating assets and liabilities
       Accounts receivable                                                            24,442      12,642
       Inventories                                                                   162,057      38,146
       Prepaid expenses and other                                                     80,829           -
       Accounts payable and accrued liabilities                                     (121,327)     (7,208)
       Deferred revenues                                                             (34,563)         -
                                                                                -------------  ---------

                                                                                    (530,069)    (73,580)
                                                                                -------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds on sale of property and equipment                                        62,738      21,611
                                                                                -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                           100,000          -
    Proceeds from share subscriptions                                                210,000          -
    Proceeds from issuance of notes payable                                          100,000      50,000
    Payments on notes payable                                                        (16,534)    (22,500)
    Payment on debentures payable                                                     (7,500)          -
                                                                                -------------  ---------

                                                                                     385,966      27,500
                                                                                -------------  ---------

Change in cash and cash equivalents                                                  (81,365)    (24,469)

Cash and cash equivalents, beginning of year                                         116,610      35,245
                                                                                -------------  ---------

Cash and cash equivalents, end of year                                         $      35,245   $  10,776
                                                                                =============  =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                              $      20,188   $       -
                                                                                =============  =========

    Share subscription issued for settlement of debentures                     $     450,000
                                                                                =============

    Note payable issued for settlement of debentures                           $      42,500
                                                                                =============

    Common stock issued for settlement of share subscriptions                                  $ 750,000
                                                                                               =========



                             See accompanying notes.

SHAMPAN,  LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company was incorporated in Washington State, U.S.A. on December 28, 1993 and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited effective July 21, 1998.

The Company discontinued its principal line of business, developing, marketing and supporting interactive multimedia development software during 1997. The Company has settled various obligations recognising an extraordinary gain on settlement of $494,658 ($0.31 per share) in 1997 and $7,113 (less than $0.01 per share) in 1998. On May 31, 1998 the Company disposed of its remaining inventory and technology assets.

Management Plans on Continued Existence

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of December 31, 1998, current liabilities exceeded current assets by $246,582.

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

Inventories

Inventories consisted primarily of software media, manuals and related packing materials. Inventories were valued at standard cost, which approximated the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment

Property and equipment were recorded at cost. Depreciation was provided over the estimated useful lives ranging from three to seven years using the straight-line method.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets were recorded at cost. Amortisation was provided over the estimated useful lives of five years using the straight-line method. Management evaluated the future realization of intangible assets quarterly and wrote down any amounts that management deemed unlikely to be recovered through future product sales. The unamortised balance of $197,293 was charged to expense during 1997.

Advertising Costs

Advertising costs are expensed as incurred. Included in sales and marketing expense are advertising costs of $55,924 and in 1997. There were no advertising costs in 1998.

Revenue Recognition

Prior to the Company being dormant, revenue was derived from product sales and licenses, maintenance contracts and consulting, training and other services. Revenues from product sales and licenses were recognized upon shipment of the products. Revenue from software maintenance contracts was recognized on a straight-line basis over the term of the contract, generally one year. Revenue from consulting, training and other services were recognized in the period in which services were performed and earned in accordance with the respective agreements. To the extent that an engagement was projected to be completed at a loss, a provision for the full amount of the loss was provided at that time.

The Company entered into agreements whereby it licensed products or provided customers the right to multiple copies. Such agreements generally provided for non-refundable fixed fees which are recognized at delivery of the product master or the first copy. Per copy royalties in excess of the fixed minimum amounts and refundable license fees were recognized as revenue when such amounts were reported to the Company and no longer refundable.

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

Stock Split

In  July  1998,   outstanding   shares  of  common  stock  were  reverse   split
one-for-four. All share and per share amounts have been restated.

Earnings Per Share

During 1997 the Company  adopted  Statement  of  Financial  Accounting  Standard
(SFAS) No. 128. "Earnings Per Share". Under SFAS No. 128 basic earnings per share (EPS) of common stock is calculated based upon the weighted average number of common stock outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As the Company recorded losses in 1997 and 1998 there were no dilutive potential common shares.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

United States Generally Accepted Accounting Principles

Accounting under United States and Canadian generally accepted accounting principles is substantially the same with respect to the accounting principles used by the Company in the preparation of these financial statements.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications have no effect on the financial position or operating results of the Company.

2. PROPERTY AND EQUIPMENT

                                                                                            1997         1998
Property and equipment at December 31 consists of:

    Furniture and fixtures                                                              $    6,639   $     -
    Office equipment                                                                        15,998         -
    Computer equipment                                                                      37,035         -
                                                                                        ----------   ----------
                                                                                            59,672         -
    Accumulated depreciation                                                               (43,033)        -
                                                                                        ----------   ----------
                                                                                        $   16,639   $     -
                                                                                        ==========   ==========

3. INTANGIBLE ASSETS


                                                                                             1997        1998
Intangible assets at December 31 consist of:

    Acquisition costs                                                                   $ 498,000   $      -
    Royalty buyout                                                                        100,000          -
                                                                                        ---------   ----------
                                                                                          598,000          -
    Accumulated amortisation                                                             (400,707)         -
    Write-off of unamortised balance                                                     (197,293)         -
                                                                                        ---------   ----------
                                                                                        $    -      $      -
                                                                                        =========   ==========

Acquisition costs include goodwill, product technology and related acquisition costs.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

4. NOTES PAYABLE

                                                                                           1997          1998
Notepayable  to  Shareholder  - On February  13, 1997 the Company  issued a note payable in connection  with a proposed  private  placement of debt securities in the amount of $750,000.  The Company was advanced the sum of $100,000  under the
Note.  The Note is secured by the assets of the Company and bore interest at the
First  National  Bank & Trust  Company of Chicago  prime rate plus 2% per annum, which was payable quarterly  commencing on July 15, 1997. The holder of the Note subsequently  agreed  to  accrue  interest  at the  fixed  rate of 10% per annum commencing  January 1, 1998 and defer  payment  of  interest  and the  principal amount  of the Note  until  the  later of May 1,  1999 or the date on which  the
holder demands payment.                                                               $   100,000   $  100,000

Note payable to  Shareholder - On May 1, 1998, the Company issued a note payable in  connection  with the receipt of  $50,000.  The Note is  unsecured  and bears interest at the fixed rate of 10% per annum.  The  principal  amount of the note together  with  accrued  interest is due and payable on the later of May 1, 1999
and the date on which the holder demands payment.                                             -         50,000
                                                                                        ---------   ----------
                                                                                        $ 100,000   $  150,000
                                                                                        =========   ==========
Note payable, due November 4, 1998. The note is unsecured,  non-interest bearing
and currently in default.                                                               $  42,500   $   42,500

Notes payable paid in full in 1998.                                                        22,500          -
                                                                                        ---------   ----------
                                                                                        $  65,000   $   42,500
                                                                                        =========   ==========

5. SUBSCRIPTIONS PAYABLE

                                                                                           1997         1998
On October 15, 1997, the Company received  proceeds from a private  placement of
1,400,000  Units at $0.15 each.  Each Unit consists of one share of common stock and one two year  non-transferrable  warrant to purchase on additional  share of common  stock at $0.15 per share  during the first year and at $0.1725 per share
during the second year, on a post reverse split basis.                                 $ 210,000   $     -

The Company agreed to issue  3,600,000  shares of common stock at a deemed price of $0.15  per  share  and two year  non-transferable  warrants  to  purchase  an additional  283,333 shares of common stock, at $0.15 per share in the first year and at $0.1725 per share in the second year, in full settlement and satisfaction
of certain debts of the Company.                                                          540,000         -
                                                                                        ---------   ----------
                                                                                        $ 750,000   $     -


The afore-mentioned shares of the Company's common stock were issued in January, 1998.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

6.  INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1997 and 1998, respectively, are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                                                             1997         1998
Deferred tax assets:
    Net operating loss carryforwards                                                    $ 1,935,000   $ 2,007,000
    Research and development credits                                                        157,000       157,000
    Other - net                                                                              30,000        26,000
                                                                                        -----------   -----------
Total deferred tax assets                                                                 2,122,000      2,190,000
Valuation allowance for deferred tax assets                                              (2,122,000)    (2,190,000)
                                                                                        -----------   ------------
                                                                                        $      -      $       -
                                                                                        ===========   ============

At December 31, 1998, the Company has federal and California tax net operating loss carryforwards of approximately $5.1 million and $4.4 million, respectively. The Company also has federal and California research credit carryforwards of approximately $114,000 and $64,000, respectively. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2009 unless previously utilized. The California tax loss carryforward will begin expiring in 2002 unless previously utilized.

In accordance with certain provisions of the Internal Revenue Code, a change in ownership of a corporation of greater than 50 percent within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax loss and tax credit carryforwards.


7. CAPITAL STOCK

Performance shares

Included in issued and outstanding common shares at December 31, 1997 are 337,500 performance shares, which would have been released from escrow on the basis of 1 share for every $0.52 Cdn of pre-tax cash earned by the Company on a cumulative basis. In March 1998, the holders of these shares surrendered them for cancellation. These shares are not included in the determination of loss per share.

Stock options

The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 629,475 shares of its common stock as of December 31, 1998.

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998

7. CAPITAL STOCK (Continued)

Stock options

A summary of the Company's stock option activity, and related information for the years ended December 31, 1997 and 1998 is as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Options       Price

Outstanding at December 31, 1996                 481,875      $  3.00
    Granted                                         -             -
    Cancelled                                   (481,875)        3.00
                                                --------       ------
Outstanding at December 31, 1997 and 1998           -
                                                ========

Pro forma information regarding net loss is required to be disclosed in accordance with SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997; risk free interest rate of 5% to 6%, dividend yield of 0%, and a weighted-average life of the options of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortised to expense over the vesting period of the related options. The Company's pro forma information follows:


                                               1997           1998

Pro forma net loss                       $   589,995      $  120,075
Pro forma loss per share                 $      0.37      $     0.02


Warrants

As of December 31, 1998, the Company has outstanding warrants entitling the holders to purchase a total of 1,754,761 common shares of the Company as follows:

           Number          Exercise
         of Shares          Price            Expiration Date

          71,428          $  1.60            April 15, 1999
       1,683,333           0.1725           October 15, 1999
       ---------
       1,754,761
       =========

SHAMPAN, LAMPORT HOLDINGS LIMITED
(formerly Allegiant  Technologies Inc.)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 1998



8. RELATED PARTY TRANSACTIONS

During the years ended December 31, 1997 and 1998, the Company paid or accrued, the following amounts to related parties:


                                             1997          1998

Management fees                        $  45,000      $  45,000
Rent                                        -            15,000
Interest                                   8,000         13,333
Finance fee                                 -            15,000
                                       ---------      ---------
                                       $  53,000      $  88,333
                                        =========      =========


Notes payable to a shareholder are $100,000 and $150,000 at December 31, 1997 and 1998, respectively.

Included in accrued liabilities at December 31, 1998 is $21,333 of accrued interest due to a director of the Company.


9. GEOGRAPHIC INFORMATION

Substantially all the Company's operations, employees and assets were located in the United States during 1997. At December 31, 1998, all of the Company's operations and assets are currently located in Canada.

                                         1997            1998
Sales by geographical region
    Japan                            $  27,350       $   -
    Europe                              93,378           -
    Other                               36,604           -
                                     ---------       ---------
Total export sales                     157,332           -
United States                          427,934          62,541
                                     ---------       ---------
Net sales                            $ 585,266       $  62,541
                                     =========       =========

10. YEAR 2000 ISSUE

Management has completed a review of the Company's systems, and believes, given the dormant nature of the Company, that any costs to be incurred to ensure its systems are Year 2000 compliant will not be significant.

Because of the unprecedented nature of the Year 2000 Issue, its effects will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that new business lines, if any, will be Year 2000 ready, or that parties with whom the Company does business will be Year 2000 ready.