Form 10QSB
period 1999-03-31
SHAMPAN LAMPORT HOLDINGS LTD
filed 1999-04-28
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

x Quarterly report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934

For the quarterly period ended   March 31, 1999

__  Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from to

Commission file number 333-07727

                        Shampan, Lamport Holdings Limited
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Washington                          98-0138706
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
  Incorporation or Organization)

            1260-609 Granville Street, Vancouver, B.C. Canada V7Y 1G5
                    (Address of Principal Executive Offices)

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

Yes                          No __________

                      APPLICATION ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value, $0.01 per share, 6,748,252 shares of common stock outstanding as of April 26, 1998

         Traditional Small Business Disclosure Format (check one):

Yes                          No ___X_______

PART I:             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS-MARCH 31, 1999


                        SHAMPAN LAMPORT HOLDINGS LIMITED


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                     THREE MONTH PERIOD ENDED MARCH 31, 1999

SHAMPAN LAMPORT HOLDINGS LIMITED
BALANCE SHEETS
(Expressed in United States Dollars)
AS AT MARCH 31

                                                                                                1998            1999
                                                                                                ----------      ----------
ASSETS


Current assets:
    Cash                                                                                       $      16,682  $       1,286
    Accounts receivable                                                                                6,079             -
    Inventories                                                                                       32,500             -
    Prepaid expenses and other                                                                        11,250             -
                                                                                               -------------  ------------

    Total current assets                                                                              66,511          1,286

Property and equipment, net                                                                            1,750             -
                                                                                               -------------  ------------

                                                                                               $      68,261  $       1,286
                                                                                               =============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:
    Notes payable                                                                              $     156,000  $     192,500
    Accounts payable and accrued liabilities                                                          79,665         89,829
                                                                                               -------------  -------------

    Total liabilities                                                                                235,665        282,329
                                                                                               -------------  -------------


Shareholders' deficit:
    Capital stock
       Authorized
               50,000,000   preferred   shares,   par  value  $0.01  per  shares
              100,000,000 common shares, par value $0.01 per share
       Issued and outstanding
                6,748,252  common shares (1998 - 6,598,252)                                           65,982         67,482
    Additional paid-in capital                                                                     4,830,183      4,843,683
    Accumulated deficit                                                                           (5,063,569)    (5,192,208)
                                                                                               -------------  -------------

                                                                                                    (167,404)      (281,043)

                                                                                               $      68,261  $       1,286
                                                                                               =============  ==============

                                            Unaudited - See accompanying notes.

SHAMPAN LAMPORT HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
THREE MONTH PERIOD ENDED MARCH 31

                                                                                                 1998               1999

NET REVENUE                                                                                    $      46,833   $          -

COST OF REVENUE                                                                                       12,247              -
                                                                                               -------------   ------------

GROSS PROFIT                                                                                          34,586              -
                                                                                               -------------   ------------


EXPENSES
    Sales and marketing                                                                               16,143              -
    Research and development                                                                           1,840              -
    General and administrative                                                                        41,343          30,711
                                                                                               -------------   -------------

                                                                                                      59,326          30,711
                                                                                               -------------   -------------


LOSS FROM OPERATIONS                                                                                 (24,740)        (30,711)
                                                                                               -------------   -------------


OTHER INCOME (EXPENSE)
    Loss on disposal of property and equipment                                                        (4,570)           -
    Gain on settlement of obligations                                                                  5,413            -
    Interest expense                                                                                  (2,000)         (3,750)
                                                                                               -------------   -------------

                                                                                                      (1,157)         (3,750)


NET LOSS                                                                                       $     (25,897)  $     (34,461)
                                                                                               =============   =============


LOSS PER SHARE                                                                                 $        0.00   $        0.00
                                                                                               =============   =============


SHARES USED IN COMPUTING PER SHARE AMOUNTS                                                         6,598,252       6,748,252
                                                                                               =============   =============


                                            Unaudited - See accompanying notes.

SHAMPAN LAMPORT HOLDINGS LIMITED
STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                                                                  Total
                                                  Common Stock               Additional       Accumulated     Shareholders'
                                            Shares           Amount          Paid-in           Deficit          Deficit

Balances at March 31, 1998                    6,598,252  $        65,982  $     4,830,183   $    (5,063,569) $      (167,404)

    Shares issued - bonus                       150,000            1,500           13,500                -            15,000

    Net loss                                         -                -                -            (94,178)         (94,178)
                                        ---------------  ---------------  ---------------   ---------------  ---------------

Balances at December 31, 1998                 6,748,252           67,482        4,843,683        (5,157,747)        (246,582)

    Net loss                                         -                -                -            (34,461)         (34,461)
                                        ---------------  ---------------  ---------------   ---------------  ---------------

Balances at March 31, 1999                    6,748,252  $        67,482  $     4,843,683   $    (5,192,208) $      (281,043)
                                        ===============  ===============  ===============   ===============  ===============




















                       Unaudited - See accompanying notes.

SHAMPAN LAMPORT HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
THREE MONTH PERIOD ENDED MARCH 31


                                                                                                 1998             1999
OPERATING ACTIVITIES
    Net loss                                                                                   $     (25,897)  $     (34,461)
    Adjustments to reconcile net loss to net cash from
      operating activities
       Loss on disposal of property and equipment                                                      4,570              -

    Changes in operating assets and liabilities
       Accounts receivable                                                                             6,563              -
       Inventories                                                                                     5,646              -
       Prepaid expenses and other                                                                    (11,250)             -
       Accounts payable and accrued liabilities                                                          486          24,971
                                                                                               -------------   -------------

                                                                                                     (19,882)         (9,490)
                                                                                               -------------   -------------


INVESTING ACTIVITIES
    Proceeds of property and equipment                                                                10,319              -
                                                                                               -------------   ------------


FINANCING ACTIVITIES
    Proceeds from issuance of capital stock                                                          750,000              -
    Payment on notes payable                                                                          (9,000)             -
    Payment on share subscriptions payable                                                          (750,000)             -
                                                                                               -------------   ------------

                                                                                                      (9,000)             -
                                                                                               -------------   ------------


Change in cash and cash equivalents                                                                  (18,563)         (9,490)


Cash and cash equivalents, beginning of period                                                        35,245          10,776
                                                                                               -------------   -------------


Cash and cash equivalents, end of period                                                       $      16,682   $       1,286
                                                                                               =============   =============





                       Unaudited - See accompanying notes.

SHAMPAN LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
MARCH 31, 1999




1.       ORGANISATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Management Plans on Continued Existence

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of March 31, 1999, current liabilities exceeded current assets by $281,043.

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

         Reclassifications

         Certain   reclassifications  have  been  made  to  the  1998  financial statements to conform with the 1999 presentation. These reclassifications have no effect on the financial position or operating results of the Company.

         Reverse Split

         The comparative figures for the Company's common stock have been adjusted to reflect a four for one share reverse split that was made effective July 31, 1998.


2.       CAPITAL STOCK

         Stock options

         The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 629,475 shares of its common stock as of March 31, 1999. There were not stock options outstanding as of March 31, 1999.

SHAMPAN LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
MARCH 31, 1999




2.       CAPITAL STOCK (cont'd.....)

         Warrants

             As of March 31, 1999, the Company has outstanding warrants entitling the holders to purchase a total of 1,754,761 common shares of the Company as follows:


                               Number                         Exercise
                              of Shares                        Price                    Expiration Date
                                 71,428                       $ 1.60                   April 15, 1999*
                              1,683,333                         0.1725                 October 15, 1999
                           ------------

                              1,754,761

         *   these warrants expired subsequent to year end.

3.       RELATED PARTY TRANSACTIONS

         During the years ended March 31, 1998 and 1999, the Company paid or accrued, the following amounts to related parties:

                                                                                             1998            1999

                         Management fees                                               $       9,000   $      18,000
                         Rent                                                                  3,750           3,750
                         Interest                                                              2,000           3,750
                                                                                       -------------   -------------

                                                                                       $      14,750   $      25,500
                                                                                       =============   =============

         Notes payable to directors are $113,500 and $150,000 at March 31, 1998 and 1999, respectively.

         Included in accrued liabilities at March 31, 1999 is $25,083 of accrued interest, $15,000 of accrued management fees and $3,750 of accrued rent due to directors or officers of the Company or to a company controlled by directors and officers of the Company.


4.       YEAR 2000 ISSUE


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Overview

As at March 31, 1999 the Company had cumulative net losses of $5,192,208. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to March 31, 1999. As of March 31, 1999 the Company had cash equivalents of $1,286 and a working capital deficit of $281,043. Total liabilities exceeded the book value of total assets by $281,043.

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

Results of Operations

The Company ceased operations and sold its product inventory and technology assets on May 31, 1998.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone and utilities and all costs associated with maintaining a public company in good standing. General and administrative expenses decreased from $41,343 for the three months ended March 31, 1998 to $30,711 for the three months ended March 31,1999. It is expected that they will remain the Company's largest expenditure until such time the Company acquires or commences a new line of business.

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

PART II.            OTHER INFORMATION

Items 1, 2, 3, 4, 5 AND 6 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 28, 1999.

                                  SHAMPAN, LAMPORT HOLDINGS LIMITED

                                  By: /s/ Steven A. Rothstein
                                   -------------------------------------------
                                  Steven A. Rothstein C.E.O.