Form 10QSB
period 1999-06-30
SHAMPAN LAMPORT HOLDINGS LTD
filed 1999-08-10
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

x     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

                   For the transition period from ____ to ____

Commission file number   333-07727

                        Shampan, Lamport Holdings Limited
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Washington                                 98-0138706
(State or Other Jurisdiction                   (I.R.S.  Employer
of Incorporation or Organization)              Identification No.)

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

Yes          X              No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value, $0.01 per share, 6,748,252 shares of common stock outstanding as of July 31, 1999

     Traditional Small Business Disclosure Format (check one):

Yes   ________              No        X

PART I:             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS-JUNE 30, 1999

                        SHAMPAN, LAMPORT HOLDINGS LIMITED


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                  JUNE 30, 1999

SHAMPAN, LAMPORT HOLDINGS LIMITED
BALANCE SHEET
(Unaudited)
(Expressed in United States Dollars)
AS OF JUNE 30

                                                                                                      1998            1999
                                                                                               ------------    -----------



ASSETS

Current assets:
    Cash                                                                                       $      45,377  $       3,128
    Accounts receivable, net                                                                           3,000             -
    Prepaid expenses                                                                                   7,640             -
                                                                                               -------------  ------------

    Total assets                                                                               $      56,017  $       3,128
                                                                                               =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                              $     198,500  $     197,500
    Accounts payable and accrued liabilities                                                          53,087        116,957
                                                                                               -------------  -------------

    Total liabilities                                                                                251,587        314,457
                                                                                               -------------  -------------


Shareholders' equity:
    Capital stock
       Authorized
              50,000,000 preferred shares, par value $0.01 per share 100,000,000 common shares, par value $0.01 per share
       Issued and outstanding
               6,748,252  common shares                                                               67,482         67,482
    Additional paid-in capital                                                                     4,843,683      4,843,683
    Accumulated deficit                                                                           (5,106,735)    (5,222,494)
                                                                                               -------------  -------------

    Total shareholders' equity                                                                      (195,570)      (311,329)
                                                                                               -------------  -------------

Total liabilities and shareholders' equity                                                     $      56,017  $       3,128
                                                                                               =============  =============





                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States Dollars)


                                                                   Three Month Period Ended         Six Month Period Ended
                                                                           June 30,                        June 30,
                                                                        1998            1999            1998            1999
                                                                 ------------    ------------    ------------    -----------



  NET REVENUE                                                    $      15,708  $        -      $      62,541   $          -

  COST OF REVENUE                                                        6,168             -           18,415              -
                                                                 -------------  -------------   -------------   ------------

  GROSS PROFIT                                                           9,540             -           44,126              -
                                                                 -------------  -------------   -------------   ------------


  EXPENSES
      Sales and marketing                                                8,694             -           24,837            -
      Research and development                                            -                -            1,840            -
      General and administrative                                        49,635         26,536          90,978          57,247
                                                                 -------------  -------------   -------------   -------------

                                                                        58,329         26,536         117,655          57,247
                                                                 -------------  -------------   -------------   -------------


  Loss from operations                                                 (48,789)       (26,536)        (73,529)        (57,247)
                                                                 -------------  -------------   -------------   -------------


  OTHER INCOME (EXPENSE)
      Interest                                                          (3,000)        (3,750)         (5,000)         (7,500)
      Gain on disposal of property                                       8,623           -              4,053              -
      Gain on settlement of obligations                                     -              -            5,413              -
                                                                 -------------  -------------   -------------   ------------

                                                                         5,623         (3,750)          4,466          (7,500)
                                                                 -------------  -------------   -------------   -------------


  Net loss for the period                                        $     (43,166) $     (30,286)  $     (69,063)  $     (64,747)
                                                                 =============  =============   =============   =============


  Loss per share                                                 $      (0.01)  $      (0.01)   $      (0.01)   $      (0.01)
                                                                 ============   ============    ============    ============


  Shares used in computing per share amounts                         6,598,251      6,748,252       6,598,251       6,748,252
                                                                 =============  =============   =============   =============




                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Expressed in United States Dollars)

                                                                                Additional                        Total
                                                 Number                          Paid-in       Accumulated    Shareholders'
                                                of Shares       Par Value          Capital         Deficit         Equity


Balances at June 30, 1998                         6,748,252  $      67,482    $   4,843,683   $  (5,106,735)  $    (195,570)


Net loss                                                 -              -                -          (51,012)        (51,012)
                                              -------------  -------------    -------------   -------------   -------------


Balances at December 31, 1998                     6,748,252         67,482        4,843,683      (5,157,747)       (246,582)


Net loss                                                 -              -                -          (64,747)        (64,747)
                                              -------------  -------------    -------------   -------------   -------------


Balance at June 30, 1999                          6,748,252  $      67,482    $   4,843,683   $  (5,222,494)  $    (311,329)
                                              =============  =============    =============   =============   =============


                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States Dollars)

                                                                  Three Month Period Ended         Six Month Period Ended
                                                                          June 30,                        June 30,
                                                                       1998            1999            1998            1999
                                                                ------------    ------------    ------------    -----------


 OPERATING ACTIVITIES
     Net loss for the period                                    $     (43,166) $     (30,286)  $     (69,063)  $     (64,747)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Loss on disposal of property                                   (8,623)          -             (4,053)           -
        Changes in operating assets and liabilities
           Accounts and other receivables                               3,079           -              9,642           -
           Inventories                                                 32,500           -             38,146           -
           Prepaid expenses and deposits                                3,610           -             (7,640)          -
           Accounts payable and accrued liabilities                   (26,578)        27,128         (26,092)         52,099
                                                                -------------  --------------  -------------   -------------

                                                                      (39,178)        (3,158)        (59,060)        (12,648)
                                                                -------------  -------------   -------------   -------------


 INVESTING ACTIVITIES
     Proceed on sale of property and equipment                         10,373             -           20,692              -
                                                                -------------  -------------   -------------   ------------


 FINANCING ACTIVITIES
     Proceeds from issuance of capital stock                           15,000           -            765,000            -
     Proceeds from notes payable                                       50,000          5,000          50,000           5,000
     Payment on notes payable                                          (7,500)          -            (16,500)           -
     Payment on debentures payable                                         -              -         (750,000)             -
                                                                -------------  -------------   -------------   ------------

                                                                       57,500          5,000          48,500           5,000
                                                                -------------  -------------   -------------   -------------


 Increase (decrease) in cash                                           28,695          1,842          10,132          (7,648)


 Cash, beginning of period                                             16,682          1,286          35,245          10,776
                                                                -------------  -------------   -------------   -------------


 Cash, end of period                                            $      45,377  $       3,128   $      45,377   $       3,128
                                                                =============  =============   =============   =============


                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
JUNE 30, 1999




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

         Management Plans on Continued Existence

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of June 30, 1999, current liabilities exceeded current assets by $311,329.

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

2.       CAPITAL STOCK

         Stock options

         The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 629,475 shares of its common stock as of June 30, 1999. There were not stock options outstanding as of June 30, 1999.

SHAMPAN LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
JUNE 30, 1999

2.       CAPITAL STOCK (cont'd.....)

         Warrants

         As of June 30, 1999, the Company has outstanding warrants entitling the holders to purchase a total of 1,683,333 common shares of the Company at $0.1725 per share until October 15, 1999.


3.       RELATED PARTY TRANSACTIONS

                    During the six months ended June 30, 1998 and 1999, the Company paid or accrued, the following amounts to related parties:

                                                                                           1998            1999
                                                                                     --------------  ------------
Management fees                                                                      $      18,000   $      36,000
Rent                                                                                         7,500           7,500
Interest                                                                                     5,000           7,500
Finance fee                                                                                 15,000              -
                                                                                     -------------   ------------

                                                                                     $      45,500   $      51,000
                                                                                     =============   =============

         Notes payable to directors are $153,000 and $155,000 at June 30, 1998 and 1999, respectively.

         Included in accrued liabilities at June 30, 1999 is $28,833 of accrued interest, $42,000 of accrued management fees and $7,500 of accrued rent due to directors or officers of the Company or to a company controlled by directors and officers of the Company.


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



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As at June 30, 1999 the Company had cumulative net losses of $5,222,494. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

On May 28, 1999 the Company voluntarily delisted its common shares from trading on the Vancouver Stock Exchange. The Company's shares continue to be quoted on the OTC Bulletin Board in the United States under the trading symbol SLHX.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to June 30, 1999. As of June 30, 1999 the Company had cash equivalents of $3,128 and a working capital deficit of $311,329. Total liabilities exceeded the book value of total assets by $311,329.

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

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone and utilities and all costs associated with maintaining a public company in good standing. General and administrative expenses decreased from $90,978 for the six months ended June 30, 1998 to $57,247 for the six months ended June 30,1999. It is expected that they will remain the Company's largest expenditure until such time the Company acquires or commences a new line of business.

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

Investor Relations

The Company did not engage in any investor relations activity during the period.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K report on May 28, 1999 disclosing that, at the Company's request, the Company's common shares ceased to trade on the Vancouver Stock Exchange.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 6, 1999.

                        SHAMPAN, LAMPORT HOLDINGS LIMITED.

                        By:  /s/ Steven A. Rothstein
                             ----------------------------------------------
                             Steven A. Rothstein
                             President and Chief Executive Officer