Form 10QSB
period 1999-09-30
SHAMPAN LAMPORT HOLDINGS LTD
filed 1999-11-04
CIK 934880

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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

Yes          X              No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, par value, $0.01 per share, 7,316,667 shares of common stock outstanding as of October 31, 1999

         Traditional Small Business Disclosure Format (check one):

Yes                          No        X

     PART I: FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS-SEPTEMBER 30, 1999


                        SHAMPAN, LAMPORT HOLDINGS LIMITED


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                               SEPTEMBER 30, 1999

SHAMPAN, LAMPORT HOLDINGS LIMITED
BALANCE SHEET
(Expressed in United States Dollars)
AS AT SEPTEMBER 30

                                                                                                       1998            1999
                                                                                                ------------    -----------



ASSETS

Current assets:
    Cash                                                                                       $      26,741   $       1,085
    Accounts receivable, net                                                                             246              -
    Prepaid expenses                                                                                   3,750              -
                                                                                               -------------   ------------

    Total assets                                                                               $      30,737   $       1,085
                                                                                               =============   =============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                              $     192,500   $     197,500
    Accounts payable and accrued liabilities                                                          53,388          72,417
                                                                                               -------------   -------------

    Total liabilities                                                                                245,888         269,917
                                                                                               -------------   -------------


Shareholders' equity:
    Capital stock
       Authorized
              50,000,000 preferred shares, par value $0.01 per share 100,000,000 common shares, par value $0.01 per share
       Issued
               7,316,667  common shares                                                               67,482          73,166
    Additional paid-in capital                                                                     4,843,683       4,900,999
    Accumulated deficit                                                                           (5,126,316)     (5,242,997)
                                                                                               -------------   -------------

    Total shareholders' equity                                                                      (215,151)       (268,832)
                                                                                               -------------   -------------

Total liabilities and shareholders' equity                                                     $      30,737   $       1,085
                                                                                               =============   =============




                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

                                                                  Three Month Period Ended        Nine Month Period Ended
                                                                        September 30,                  September 30,
                                                                       1998            1999            1998            1999
                                                                ------------    ------------    ------------    -----------



NET REVENUE                                                     $        -     $          -    $      62,541   $          -

COST OF REVENUE                                                            -              -           18,415              -
                                                                -------------  -------------   -------------   ------------

GROSS PROFIT                                                               -              -           44,126              -
                                                                -------------  -------------   -------------   ------------


EXPENSES
    Sales and marketing                                                 -                 -           24,837              -
    Research and development                                             -                -            1,840              -
    General and administrative                                         18,480         17,586          94,458          74,833
                                                                -------------  -------------   -------------   -------------

                                                                       18,480         17,586         121,135          74,833
                                                                -------------  -------------   -------------   -------------


Loss from operations                                                  (18,480)       (17,586)        (77,009)        (74,833)
                                                                -------------  -------------   -------------   -------------


OTHER INCOME (EXPENSE)
    Interest                                                           (3,750)        (2,917)         (8,750)        (10,417)
    Finance fee                                                          -                -          (15,000)             -
    Gain on disposal of property                                          949             -            5,002              -
    Gain on settlement of obligations                                   1,700             -            7,113              -
                                                                -------------  -------------   -------------   ------------

                                                                       (1,101)        (2,917)        (11,635)        (10,417)
                                                                -------------  -------------   -------------   -------------


Net loss for the period                                         $     (19,581) $     (20,503)  $     (88,644)  $     (85,250)
                                                                =============  =============   =============   =============


Loss per share                                                  $     (0.003)  $     (0.003)   $     (0.013)   $     (0.013)
                                                                ============   ============    ============    ============


Shares used in computing per share amounts                          6,748,252      6,748,252       6,748,252       6,748,252
                                                                =============  =============   =============   =============








                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in United States Dollars)

                                                                                Additional                         Total
                                                  Number                         Paid-in       Accumulated     Shareholders'
                                                 of Shares          Par            Capital         Deficit         Equity
                                                                    Value

Balances at September 30, 1998                    6,748,252   $      67,482   $   4,843,683   $  (5,126,316)  $    (215,151)

Net loss                                                 -               -               -          (31,431)        (31,431)
                                              -------------   -------------   -------------   -------------   -------------

Balances at December 31, 1998                     6,748,252          67,482       4,843,683      (5,157,747)       (246,582)

Shares issued - debt settlement                     568,415           5,684          57,316            -             63,000
Net loss                                                 -               -               -          (85,250)        (85,250)
                                              -------------   -------------   -------------   -------------   -------------

Balances at September 30, 1999                    7,316,667   $      73,166   $   4,900,999   $  (5,242,997)  $    (268,832)
                                              =============   =============   =============   =============   =============



                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

                                                                  Three Month Period Ended        Nine Month Period Ended
                                                                        September 30,                  September 30,
                                                                       1998            1999            1998            1999
                                                                ------------    ------------    ------------    -----------


OPERATING ACTIVITIES
    Net loss for the period                                     $     (19,581) $     (20,503)  $     (88,644)  $     (85,250)
    Adjustments to reconcile net loss to net cash
      used in operating activities
       (Gain) on disposal of property                                    (949)            -           (5,002)             -
       Changes in operating assets and liabilities
          Accounts and other receivables                                2,754             -           12,396              -
          Inventories                                                    -                -           38,146              -
          Prepaid expenses and deposits                                 3,890             -           (3,750)             -
          Accounts payable and accrued liabilities                        301        (44,540)        (25,791)          7,559
                                                                -------------  -------------   -------------   -------------

                                                                      (13,585)       (65,043)        (72,645)        (77,691)
                                                                -------------  -------------   -------------   -------------


INVESTING ACTIVITIES
    Proceed on sale of property and equipment                             949             -           21,641              -
                                                                -------------  -------------   -------------   ------------


FINANCING ACTIVITIES
    Proceeds from issuance of capital stock                              -            63,000         765,000          63,000
    Proceeds from notes payable                                          -                -           50,000           5,000
    Payment on notes payable                                           (6,000)            -          (22,500)             -
    Payment on subscription payable                                      -                -         (750,000)             -
                                                                -------------  -------------   -------------   ------------

                                                                       (6,000)        63,000          42,500          68,000
                                                                -------------  -------------   -------------   -------------


Decrease in cash                                                      (18,636)        (2,043)         (8,504)         (9,691)


Cash, beginning of period                                              45,377          3,128          35,245          10,776
                                                                -------------  -------------   -------------   -------------


Cash, end of period                                             $      26,741  $       1,085   $      26,741   $       1,085
                                                                =============  =============   =============   =============






                       Unaudited - See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
September 30, 1999




     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Nature of Operations

     The Company was incorporated in Washington State, U.S.A. on December 28, 1993 and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited effective July 21, 1998.

     The Company substantially discontinued its principal line of business, developing, marketing and supporting interactive multimedia development software during 1997. On May 31, 1998 the Company disposed of its remaining inventory and technology assets.


     Management Plans on Continued Existence

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of September 30, 1999, current liabilities exceeded current assets by $268,832.

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

SHAMPAN LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
September 30, 1999




     2. CAPITAL STOCK

     Common Shares

     On September 24, 1999 the Company issued 568,415 common shares of the Company in full settlement and satisfaction of $63,000 of debt, in the aggregate, owing to directors and officers of the Company and to a company controlled by a director and a officer of the Company. The total number of common shares issued therefore increased from 6,748,252 as of June 30, 1999 to 7,316,667 as of September 30, 1999.

     Stock options

     The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 629,475 shares of its common stock as of September 30, 1999. There were not stock options outstanding as of September 30, 1999.

     Warrants

     As of September 30, 1999, the Company has outstanding warrants entitling the holders to purchase a total of 1,683,333 common shares of the Company at $0.1725 per share until October 15, 1999. On October 14, 1999, the expiry date was extended to October 15, 2000.

     Reverse Split

     On September 15, 1999 the Company sought and received shareholder approval for a three for one share reverse split. As of September 30, 1999 the reverse split was not made effective and may be abandoned by the directors, at their sole discretion, without further approval from the shareholders. These financial statements reflect the number of shares and warrants issued before giving effect to this reverse split.

     3. RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1998 and 1999, the Company paid or accrued, the following amounts to related parties:

                                                                                          1998            1999
                                                                                      ----------      ------------
Management fees                                                                       $      27,000   $      42,000
Rent                                                                                         11,250           8,750
Interest                                                                                      8,750          10,417
Finance fee                                                                                  15,000              -
                                                                                      -------------   ------------

                                                                                      $      62,000   $      52,417

                                                                                       =============   =============

     Notes payable to a director are $150,000 and $155,000 at September 30, 1998 and 1999, respectively.

     Included in accrued liabilities at September 30, 1999 is $25,500 of accrued interest due to a director of the Company.

SHAMPAN LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in United States Dollars)
September 30, 1999




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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was principally engaged in the development and marketing of interactive multimedia software. On May 31, 1998 the Company ceased these operations and disposed of its technology assets to an arms length purchaser. As at September 30, 1999 the Company had cumulative net losses of $5,242,997. Presently, management is exploring and intends to enter into as of yet undetermined new lines of business, which may be highly speculative. The Company will remain dormant until additional financing is secured and such new operations are determined.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

On May 28, 1999 the Company voluntarily delisted its common shares from trading on the Vancouver Stock Exchange. The Company's shares continue to be quoted on the OTC Bulletin Board in the United States under the trading symbol SLHX.

On September 15, 1999 the Company sought and received shareholder approval for a 3 for 1 share reverse split. As of September 30, 1999 the reverse split was not made effective and it may be abandoned by the directors, at their sole discretion, without further approval from the shareholders.

On September 24, 1999 the Company issued 568,415 common shares of the Company in full settlement and satisfaction of debts in the aggregate amount of $63,000.

On October 14, 1999 the Company extended the expiry date on outstanding warrants that entitle the holders to purchase a total of 1,683,333 common shares of the Company at a price of $0.1725 per share from October 15, 1999 to October 15, 2000.

Liquidity and Capital Resources

The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations from inception to September 30, 1999. As of September 30, 1999 the Company had cash equivalents of $1,085 and a working capital deficit of $268,832. Total liabilities exceeded the book value of total assets by $268,832.

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

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone, legal, audit and all other costs usually associated with maintaining a public company in good standing. General and administrative expenses decreased from $94,458 for the nine months ended September 30, 1998 to $74,833 for the nine months ended September 30, 1999. It is expected that they will remain the Company's largest expenditure until such time the Company acquires or commences a new line of business.

The Company terminated, at no additional cost, all existing agreements to pay management fees and rent effective July 31, 1999. This results in a monthly savings of $7,250.

The Company was able to eliminate the interest charge on $50,000 owed to a director effective July 31, 1999. This results in a monthly savings of $417.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting on September 15, 1999 to present the audited financial statements of the Company for the year ended December 31, 1998 together with the auditors' report thereon, and to vote upon certain matters set out below. The total number of common shares represented at the meeting by shareholders in person or by proxy was 5,251,324, which represented
approximately   77.82%  of  the  total  number  of  common   shares  issued  and
outstanding.

The following persons, all of whom were nominated by management, were appointed to the board of directors of the Company to hold office until the Company's next Annual General Meeting.

 NAME OF DIRECTOR             VOTES FOR        VOTES AGAINST     VOTES WITHHELD

 Steven Rothstein             5,237,224               -               14,100
 William McCartney            5,237,224               -               14,100
 Craig Gould 5,237,224               -                                14,100
 Edward Lewis5,237,224               -                                14,100

The following other matters were also voted upon and agreed to by shareholders at the Meeting.

     1. To approve Moss Adams LLP as auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.

   VOTES FOR 5,237,774      VOTES AGAINST    -          VOTES WITHHELD 13,550
     ---------              -----------------            -------------------

     2. To pass a Special Resolution consolidating the share capital of the Company on a three (old shares) for one (new share) basis and increasing the authorized capital of the Company to 100,000,000 post consolidated common shares.

    VOTES FOR 5,233,524      VOTES AGAINST   17,800       VOTES WITHHELD    -
     ----------------         ----------------------      -----------------

     This has not been made effective as of the date of this report.

     3. To authorize the Board of Directors of the Company to make application to the British Columbia Securities Commission to remove the Company's "reporting issuer" status in the province of British Columbia.

   VOTES FOR 4,899,713      VOTES  AGAINST   13,550       VOTES WITHHELD 338,061
     ----------------       ----------------------         ------------------

     No action has been taken on this matter as of the date of this report.

     4. To authorize the Board of Directors of the Company to amend the Company's articles of incorporation so that an amendment to the articles, the approval of a plan of merger or share exchange requiring shareholder approval, the sale, lease, exchange or other disposition of all or substantially all of the Company's assets other than in the usual course of business, or the dissolution of the Company require only an approval by a simple majority of the votes of the shareholders of each class of shares of the Company entitled to vote.

   VOTES FOR 5,236,724      VOTES  AGAINST  14,600         VOTES WITHHELD  -
    -----------------       ----------------------          ----------------

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K report on September 27, 1999 disclosing that the Company had issued 568,415 common shares of the Company in full settlement and satisfaction of debts in the aggregate amount of $63,000.

The Company filed a Form 8-K report on October 14, 1999 disclosing that the Company agreed to extend the expiry date on outstanding warrants that entitle the holders to purchase a total of 1,683,333 common shares of the Company at a price of $0.1725 per share from October 15, 1999 to October 15, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 4, 1999.

                                         SHAMPAN, LAMPORT HOLDINGS LIMITED.

                                    By:  /s/ Steven A. Rothstein
                                         Steven A. Rothstein
                                         President and  Chief Executive Officer