Form 10KSB
period 1999-12-31
TAKEOUT MUSIC COM
filed 2000-04-14
CIK 934880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

         / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-07727

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
           (Name of Small Business Issuer as Specified in Its Charter)

          Washington                                           98-0138706
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                     381 Broadway, New York, New York 10013
                    (Address of Principal Executive Offices)

                                 (212) 871-0714
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

             Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

             Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

             The issuer had no revenues for the fiscal year ended December 31, 1999.

             The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 31, 2000 was approximately $37,386,910. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

              The registrant had 12,579,677 shares of common stock, $.01 par value per share, outstanding at March 31, 2000.

                   Documents Incorporated by Reference: None.

                         TAKEOUTMUSIC.COM HOLDINGS CORP.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                                               Page

PART I.............................................................................................................1
     ITEM 1.  DESCRIPTION OF BUSINESS..............................................................................1
     ITEM 2.  DESCRIPTION OF PROPERTY..............................................................................3
     ITEM 3.  LEGAL PROCEEDINGS....................................................................................3
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................3

PART II............................................................................................................3
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................3
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS..........................................4
     ITEM 7.  FINANCIAL STATEMENTS.................................................................................7
     ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................7

PART III...........................................................................................................7
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                EXCHANGE ACT.......................................................................................7
     ITEM 10. EXECUTIVE COMPENSATION...............................................................................10
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................11
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................12

PART IV............................................................................................................13
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................13

SIGNATURES.........................................................................................................15

EXHIBIT INDEX......................................................................................................16

                                     PART I

SPECIAL NOTE REGARDING SUBSEQUENT EVENT

         The Registrant has determined that the inclusion of certain events and transactions subsequent to December 31, 1999 is necessary to make a fair presentation of the business of the Registrant and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated herein, all references to shares of the Registrant's common stock, par value $.01 per share (the "Common Stock"), and to prices with respect to shares of the Registrant's Common Stock, give effect to a 1 for 3 reverse stock split effective December 20, 1999 and a 1 for 4 reverse stock split effective July 21, 1998.

ITEM 1.  DESCRIPTION OF BUSINESS.

General

          takeoutmusic.com Holdings Corp. (hereinafter referred to as the "Company") was originally organized under the laws of the State of Washington on December 28, 1993 under the name "Allegiant Technologies Inc." On July 21, 1998 the Company changed its name to "Shampan, Lamport Holdings Limited". On February 9, 2000, the Company changed its name to its present name. The Company's wholly-owned subsidiary, takeoutmusic.com, Inc., was organized under the laws of the State of Delaware on December 29, 1999 under the name TOMCI Acquisition Corp. ("TOMCI").

Certain Background Information

Limited History of Operations

         The Company has a limited history of operations. On December 28, 1993, the Company acquired SuperCard, a multimedia software development tool, together with its customer franchise, from Aldus Corporation on February 4, 1994, and thereafter developed for sale various product upgrades and ancillary software products. The Company incurred substantial start up, development and other expenses in excess of revenues, which resulted in cumulative net losses exceeding $5.0 million. The Company's revenues were substantially derived from the sale of SuperCard and to a much lesser extent the sale of ancillary software products, all for the Macintosh platform.

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

         On May 31, 1998, the Company disposed of its technology assets to an arms length purchaser. The proceeds from the sale were used to settle certain obligations of the Company. Following such sale, management explored new lines of business and remained dormant except for activities in connection with securing additional financing and such new operations.

         As disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on December 9, 1999, the Company entered into a non-binding letter of intent to acquire, by way of merger, all of the issued shares of takeoutmusic.com, Inc., a privately held Delaware corporation ("takeoutmusic.com") (see "Certain Background Information - Merger").

Changes in Capitalization During the Fiscal Year Ended December 31, 1999

         On December 20, 1999, the Company effected a 1-for-3 reverse stock split of its issued and outstanding Common Stock, resulting in each 3 issued and outstanding shares of the Common Stock being changed into one share. Following the reverse split the total number of shares of Common Stock of the Company issued and outstanding as of December 31, 1999 was 2,438,889. In addition, the Company had, at December 31, 1999, outstanding warrants entitling the holders to purchase, in the aggregate, an additional 561,111 shares of Common Stock at a purchase price of $0.5175 per share. The warrants expire at the close of business on October 15, 2000.

Recent Merger

         As disclosed in the Company's Current Report on Form 8-K filed with the Commission on February 18, 2000, on February 4, 2000, TOMCI merged (the "Merger") with and into takeoutmusic.com pursuant to an Agreement and Plan of Merger dated January 26, 2000 (the "Merger Agreement"). takeoutmusic.com is a development stage company engaged in the business of developing and marketing musical recordings, and offering such recordings by direct file transfer, or "downloading" to consumers over the Internet. Following the Merger, the business to be conducted by the Company will be the business conducted by takeoutmusic.com prior to the Merger.

         Pursuant to the terms of the Merger Agreement, the Company is required to issue 10,046,344 shares of its authorized but previously unissued Common Stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of 1.15 shares of the Company's Common Stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares to be issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding Common Stock of the Company following the Merger, and the shareholders of the Company prior to the Merger represent approximately 19.5% of the outstanding Common Stock of the Company following the Merger. Immediately prior to the Merger, Sofisco Nominees Limited, Mori S. Ninomiya, John Lavallo, Jason Brunka and Richard Pangilinan beneficially owned approximately 17.2%, 16.2%, 13.4%, 11.7% and 11.0% of takeoutmusic.com, respectively, on a fully diluted basis.

         In addition, all outstanding options and warrants to purchase takeoutmusic.com common stock were converted into options and warrants to purchase common stock of the Company. The sole outstanding warrant to purchase an aggregate of 273,598 shares of takeoutmusic.com Common Stock at an exercise price of $0.666667 was converted into a warrant to purchase an aggregate of 314,638 shares of the Company's Common Stock at an exercise price of $0.579713. takeoutmusic.com employee stock options to purchase an aggregate of 392,000 shares of takeoutmusic.com Common Stock at an exercise price of $0.67 per share were converted into options to purchase 450,800 shares of the Company's Common Stock at an exercise price of $0.58 per share.

         takeoutmusic.com is engaged in the business of developing and marketing musical recordings and offering such recordings by digital download over the Internet on its website, takeoutmusic.com. The site employs a record industry accepted technology licensed from Liquid Audio that allows downloads of samples and full songs directly from its website to PC player programs, CD recorder devices, and portable digital music players.

         Content offered on the website is focused on modern independent music for audiences aged 14-34, and is specifically targeted to the young, computer-savvy music consumer. The site offers artist's biographies and discographies, news clippings and concert listings. Visitors to the site may hear and view cybercasts, recordings and video samples, purchase sound recordings and music-related merchandise, and chat with artists and other visitors to the site. Artists on the site represent the dance, hip hop, rock, jazz, electronica, and drum and bass music genres. The Company intends to add additional websites to include artists from other genres, including pop and Latin, and to expand internationally. The first such site, takeoutpop.com, was launched in April, 2000.

         takeoutmusic.com currently represents approximately 184 artists and 909 tracks, and currently has approximately 148,100 unique users per month. takeoutmusic.com intends to increase the size of its user base and consequently increase revenues from sales of music, clothes, concert tickets and related merchandise, in addition to advertising and sponsorship programs. In addition to employing traditional forms of media for promotion, takeoutmusic.com has established a "Rep Network" comprised of approximately 200 representatives at over 150 college campuses in the United States. These representatives promote the site through give-aways and campus activities, market company-sponsored promotional events and advise takeoutmusic.com of prospective independent artists.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 1999, the Company had no plants or other property.

ITEM 3.  LEGAL PROCEEDINGS.

         As of December 31, 1999, the Company was not party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Item 4 is not applicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               MARKET INFORMATION

         As of February 10, 2000, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "TOMU". From July 21, 1998 through February 10, 2000, the Company's Common Stock traded on the OTC Bulletin Board under the symbol "SLHX". Prior to such time, the Company's Common Stock traded on the OTC Bulletin Board under the symbol "ALGT".

         The Company's Common Stock was also traded on the Vancouver Stock Exchange under the symbol "SLL.U" for the period commencing July 21, 1998 through May 28, 1999, when the Company voluntarily delisted the Common Stock from trading on the Vancouver Stock Exchange. Prior to July 21, 1998, the Common Stock traded on the Vancouver Stock Exchange under the symbol "AGH.U".

         The following table sets forth the high and low prices per share of the Company's Common Stock on the OTC Bulletin Board for all fiscal quarters since January 1, 1998. These quotations reflect prices between dealers and do not reflect retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The information has been adjusted, where appropriate, to reflect the one for three reverse stock split effective December 20, 1999 and the one for four reverse stock split effective July 21, 1998.


                                                                                     Bid Prices of Common Stock
                                                                                 -----------------------------------
                                                                                          High             Low
                                                                                 ----------------  -----------------
Year Ended December 31, 1999:
    First Quarter...............................................                         $0.15           $0.03
    Second Quarter..............................................                         $0.15           $0.15
    Third Quarter...............................................                         $1.13           $0.15
    Fourth Quarter..............................................                         $11.00          $0.30
Year Ended December 31, 1998:
    First Quarter...............................................                         $0.75           $0.24
    Second Quarter..............................................                         $1.08           $0.48
    Third Quarter...............................................                         $0.84           $0.21
    Fourth Quarter..............................................                         $0.90           $0.03


         The following table sets forth the high and low prices per share of the Company's Common Stock on the Vancouver Stock Exchange for all fiscal quarters since January 1, 1998 through May 28, 1999, when the Company voluntarily delisted the Common Stock from trading on the Vancouver Stock Exchange. These prices have been adjusted, where appropriate, to reflect the one for three reverse stock split effective December 20, 1999 and the one for four reverse stock split effective July 21, 1998.


                                                                                     Bid Prices of Common Stock
                                                                                 -----------------------------------
                                                                                       High                Low
                                                                                 ----------------  -----------------
Year Ended December 31, 1999:
    First Quarter...............................................                      $0.30              $0.27
    Second Quarter..............................................                      $0.30              $0.27
    Third Quarter...............................................                       N/A                N/A
    Fourth Quarter..............................................                       N/A                N/A
Year Ended December 31, 1998:
    First Quarter...............................................                         $0.84           $0.48
    Second Quarter..............................................                         $0.84           $0.48
    Third Quarter...............................................                         $0.60           $0.60
    Fourth Quarter..............................................                         $0.60           $0.27


                                     HOLDERS

         As of December 31, 1999, there were approximately 64 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of Common Stock held by others as or in nominee names exceeds 300 in number.

                                    DIVIDENDS

         The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the future.

                     RECENT SALES OF UNREGISTERED SECURITIES

         Sales of unregistered securities by the Company during the year ended December 31, 1999 are as follows:

         On July 31, 1999, the Company issued 56,138(1) shares of Common Stock to certain creditors of the Company in settlement of debt of the Company in the amount of $26,750. The issuance was made pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act") (see "Item 12. Certain Relationships and Related Transactions").

         On July 31, 1999, the Company issued an aggregate of 133,333(1) shares of Common Stock to certain creditors of the Company in settlement of debt of the Company in an aggregate amount equal to $36,250. The issuance was made pursuant to Section 4(2) of the Act (see "Item 12. Certain Relationships and Related Transactions").

(1) The number of shares issued have been adjusted to reflect the one for three reverse stock split effective December 20, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company' forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs and general business and economic conditions.

Overview

The Company has a limited history of operations and no history of profitability. It was incorporated as Allegiant Technologies Inc. on December 28, 1993 and thereafter until the cessation of operations developed for sale various software products primarily for the Macintosh platform. On May 31, 1998 the Company sold its technology assets and product inventory to an arms length purchaser, commenced a reorganization of its capital (see "Capital Reorganization") and thereafter remained dormant in search of a new line of business.

On December 9, 1999 the Company announced and reported on Form 8-K that it entered into a letter of intent to merge with takeoutmusic.com, Inc. (see "Description of Business - Certain Background Information - Limited History of Operations"). The merger was completed on February 4, 2000 (see "Description of Business - Certain Background Information - Merger").

As of December 31, 1999 the Company had cumulative net losses of $5,248,854.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Liquidity and Capital Resources

The Company sustained substantial operating losses and used substantial amounts of working capital in its operations to December 31, 1999. As of December 31, 1999 the Company had cash equivalents of $8,497 and a working capital deficit of $91,789. Total liabilities exceeded the book value of total assets by $274,689.

Included in liabilities, are notes payable to a former director of the Company in the amount of $183,000. These notes, and interest accrued thereon, are automatically converted into common stock of the Company at $3.50 per share if the market price of the Company's common stock is equal to or in excess of $7.00 per share for a period of ten consecutive trading days at anytime after August 4, 2000 and before February 4, 2003. See Note 3 to the Financial Statements.

The Company's ability to satisfy its liabilities, meet its obligations as they become due and carry out its business plans over the next twelve months is dependent upon its ability to secure additional funding through public or private sales of securities, including equity securities of the Company and there are no assurances that the Company will be successful in securing additional funding.

Capital Reorganization

The Company completed the following reorganization of its capital prior to its merger with takeoutmusic.com, Inc.:

1. During the years ended December 31, 1998 and 1997, former principals of the Company surrendered for cancellation 166,666 escrowed shares of common stock. (2,000,000 shares adjusted for reverse share splits described below).

2. On July 21, 1998 the Company completed a four for one reverse split of its common stock and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited.

3. On January 15, 1998, the Company issued 1,200,000 shares of common stock at a deemed price of $0.45 per share, adjusted for reverse share splits, and a non-transferable warrant to purchase 94,444 shares of common stock at $0.5175 per share until October 15, 1999, in full settlement and satisfaction of debts of the Company amounting to $540,000. The term of the warrant was subsequently extended to October 15, 2000.

4. On January 15, 1998, the Company issued 466,666 Units at $0.45 per Unit, adjusted for reverse splits, for aggregate proceeds of $210,000. Each Unit consisted of one share of common stock and one non-transferable warrant to purchase one additional share of common stock at $0.5175 per share until October 15, 1999. The term of the warrant was subsequently extended to October 15, 2000. The proceeds of the private placement were primarily used to fund the settlement of trade debts of the Company.

5. On May 31, 1998, the Company sold its technology assets and product inventory for $40,000. The proceeds were used to fund the settlement of trade debts of the Company.

6. During May 1998, the Company borrowed $55,000 from a director of the Company. The proceeds were used to fund certain ongoing obligations of the Company. In addition, during May 1998, the Company negotiated new terms of payment on an outstanding secured promissory note in the amount of $100,000, which was in default as a result of the Company having failed to make timely interest payments. Subsequent to the year ended December 31, 1999, these notes were amended such that the principal together with accrued interest in the amount of $28,000 ($183,000 in total) are automatically converted into common stock of the Company at $3.50 per share if the market price of the Company's common stock is equal to or in excess of $7.00 per share for a period of ten consecutive trading days at anytime after August 4, 2000 and before February 4, 2003. See Note 3 to the Financial Statements.

7. On December 20, 1998 the Company completed a three for one reverse split of its common stock and on February 9, 2000 changed its name from Shampan, Lamport Holdings Limited to takeoutmusic.com Holdings Corp. in connection with the announced merger with takeoutmusic.com, Inc.

As at December 31, 1999 the Company's capital was as follows:

Number of Shares of Common Stock Issued                                         2,438,889
Number of Shares to be Issued Upon the Exercise of Warrants                       561,111
Number of Shares to be Issued Upon Conversion of Notes(1)                          52,287
                                                                                ---------
Fully-diluted Shares of Common Stock before the Merger                          3,052,287
                                                                                =========

(1) Conversion feature added subsequent to year ended December 31, 1999 (see paragraph 6 above).

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues in the 1998 fiscal year were generated from the sale of its inventory of software products. The Company did not have the requisite capital to maintain sales and marketing staff or to undertake an effective marketing campaign and as a consequence sales declined precipitously from prior periods. As a further consequence, the Company was not able to continue product development, which was necessary if it were to continue with the business as a going concern. On May 31, 1998 the Company ceased operations and sold the balance of its product inventory and technology assets for $40,000.

During the year ended December 31, 1999, management pursued numerous business opportunities until it reached an agreement to merge with takeoutmusic.com, Inc. As a consequence the Company's only material expense during the period was administrative in nature.

General and administrative expenses consist primarily of the costs of the Company's finance and administrative personnel, including the chief executive officer, rent, telephone, legal and other expenses incurred in pursuit of new business opportunities and all general costs associated with maintaining a public company in good standing. General and administrative expenses decreased, as expected, from $123,116 in 1998 to $78,170 in 1999. The decrease in general and administrative expenses is attributable primarily to a reduction in staffing and the closure of the San Diego office. It is expected that these expenses will increase with the development of the Company's new line of business.

Year 2000

The Company was dormant during the year ended December 31, 1999 and did not experience any Year 2000 related problems. During the year ended December 31, 1999, the Company expended no additional funds to ensure that its computer systems would be Year 2000 compliant. There can be no assurance Year 2000 related problems will not arise in connection with customers, suppliers, other third parties or the merger of the Company's wholly-owned subsidiary with and into takeoutmusic.com, Inc. (see "Description of Business - Certain Background Information - Merger").

ITEM 7. FINANCIAL STATEMENTS.

         See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Item 8 is not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 1999. Where appropriate, such information has been supplemented to reflect events that occurred subsequent to the year ended December 31, 1999. There are no family relationships between any of the Directors and officers.


              NAME                     AGE                                    POSITION
              ----                     ---                                    --------
Mori S. Ninomiya                       26      Chairman of the Board of Directors, President and Chief Executive
                                               Officer
John Lavallo                           31      Executive Vice President Business Affairs, Secretary and Director
Edwin O'Loughlin                       55      Director
Steven A. Saltzman                     41      Director
Steven A. Rothstein                    49      President, Chief Executive Officer and Director until February 4, 2000
William D. McCartney                   44      Director until February 4, 2000
Craig Gould                            30      Director until February 4, 2000
Edward Lewis                           70      Director until February 4, 2000
Robert H. Daskal                       58      Chief Financial Officer until February 4, 2000 and Secretary from
                                               September 1999 until February 4, 2000
Leonard Petersen                       45      Secretary until September 1999

         At the effective time of the Merger, the then current directors of the Company were to elect to the Board of Directors between five and seven nominees of the former takeoutmusic.com stockholders, as designated by such stockholders, and immediately thereafter tender their own resignations from the Board of Directors of the Company. At that time, the former takeoutmusic.com stockholders nominated Messrs. Ninomiya, Lavallo and O'Loughlin to the Board of Directors. Mr. Saltzman was elected to the Board of Directors of the Company by the then existing members of the Board effective as of April 9, 2000.

         The following sets forth certain biographical information for the current Directors and officers:

         Mori S. Ninomiya. Mr. Ninomiya was elected to the Board of Directors on February 4, 2000, at which time he was also appointed President and Chief Executive Officer of the Company. Mr. Ninomiya has served as Chairman of the Board, President and Chief Executive Officer of takeoutmusic.com, Inc. from July 1999 until present. From February 1999 through July 1999, Mr. Ninomiya was primarily engaged in activities related to the formation of takeoutmusic.com, Inc. From September, 1997 until February, 1999, Mr. Ninomiya served in the Artist & Repertoire department at Tommy Boy Music LLC, an affiliate of Time-Warner, Inc. From June, 1995 until September, 1997, Mr. Ninomiya was an audio and music producer for Time Warner Interactive. From June, 1991 until September, 1992, Mr. Ninomiya was an audio engineer at Atlantic Recording Studios. Mr. Ninomiya obtained a B.M. from New York University in 1994.

         John Lavallo. Mr. Lavallo was elected to the Board of Directors on February 4, 2000, at which time he was also appointed Executive Vice-President, Business Affairs and Secretary of the Company. Mr. Lavallo has served Executive Vice-President, Business Affairs and Secretary of takeoutmusic.com, Inc. from August 1999 until present. From December 1997 through August 1999, Mr. Lavallo served as an attorney in the Business Affairs/Legal Department at Tommy Boy Music LLC. From August 1997 through December 1997, Mr. Lavallo served as a legal consultant to the law firm of McCarter & English, LLP. From March 1995 through May, 1997, Mr. Lavallo worked as a Contract/Business Analyst at EMI Capital Music. Mr. Lavallo holds a J.D., cum laude, from Michigan State University and a B.A., cum laude, from Drew University.

         Edwin O'Loughlin. Mr. O'Loughlin was elected to the Board of Directors on February 4, 2000. Mr. O'Loughlin has served as a Director of takeoutmusic.com, Inc. from August 2, 1999 until present. From December 1999 through the present, Mr. O'Loughlin has served as an advisor to Sharp End Records Ltd. From April 1998 through present Mr. O'Loughlin has served as a producer in the Artist & Repertoire Department at Tommy Boy Music LLC. Prior to such time, Mr. O'Loughlin served as Chairman of Next Plateau Records, a rap and dance music label, where Mr. O'Loughlin was credited with over thirty top-40 Billboard hits and the sextuple-platinum "Very Necessary" by Salt N' Pepa. In addition, during the 1970's Mr. O'Loughlin founded Midland International, a Disco label whose roster included Silver Convention and Carol Douglas.

         Steven A. Saltzman. Mr. Saltzman was elected to the Board of Directors on April 9, 2000. Since October, 1998, Mr. Saltzman has been a radio consultant for the Finelco radio group, based in Milan and Monaco. During 1997 through 1998, Mr. Saltzman was a founder and director of a German radio consortium, Mega Radio. From 1995 through 1998, he was a founder and board member of Delta Radio, an Amsterdam-based radio station. During 1993 through 1997, Mr. Saltzman was the radio consultant to Scandinavian Broadcasting (SBS). Over the last ten years, Mr. Saltzman has served as a consultant to various radio groups including Hachette/Europe Communications of France. From 1984 through the present, he has been chairman of Rock Over London, a radio syndicator. In 1983, Mr. Saltzman set up global radio syndicator Radio International Inc. Mr. Saltzman received his B.A. from the University of South Florida in 1981.

         The following sets forth certain biographical information for the additional Directors and officers of the Company during the period covered by this Report:

         Steven A. Rothstein. Mr. Rothstein served as Chairman of the Board of Directors and Chief Executive Officer of the Company from October 31, 1997 through February 4, 2000. He has served as Chairman of the Board of Directors and Chief Executive Officer of Olympic Cascade Financial Corp. since its inception in February 1997. He became a member of the Board of National Securities Corporation in May 1995 and was appointed Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was registered representative, and Limited Partner at Bear Steams & Co., Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker-dealer serving as Managing Director, and joined H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned from H.J. Meyers and Company in 1995 to associate with National Securities Corporation. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Presently, Mr. Rothstein is a board member of Gateway Data Sciences, Inc., SigmaTron International, Inc. and Vita Food Products, Inc.

         William D. McCartney. Mr. McCartney served as a Director of the Company from January, 1994 through February 4, 2000. He served as Chief Financial Officer and Secretary of the Company from January 1994 to October 31, 1997. From 1990 to the present, he has been the President of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. McCartney is a chartered accountant in the Province of British Columbia, Canada and has a bachelors degree in business from Simon Fraser University.

         Craig Gould. Mr. Gould served as a Director of the Company from October 31, 1997 through February 4, 2000. From 1995 to the present, he has been a Vice President Corporate Finance of National Securities Corporation. Prior to 1995, Mr. Gould was a finance consultant at Merrill, Lynch, Pierce, Fenner and Smith, Inc. He has a B.A. degree from the University of Wisconsin.

         Edward Lewis. Mr. Lewis served as a Director of the Company for the periods from June, 1997 to September 1997, from June, 1998 to February, 1999 and from May, 1999 to February 4, 2000. He presently serves as proprietor of Lewis Enterprises, a private business engaged in the managing of several limited partnerships that are involved in the exploration, development and marketing of natural gas. Mr. Lewis is a graduate of the University in Michigan (1951) and Yale University Law School (1955).

         Robert H. Daskal. Mr. Daskal served as Chief Financial Officer of the Company from October 21, 1998 through February 4, 2000. He has served as Senior Vice President, Chief Financial Officer and Treasurer of Olympic Cascade Financial Corp. since its inception in February, 1997. From 1994 to 1997 Mr. Daskal was a Director, Executive Vice President and Chief Financial Officer of Inco Homes Corporation, and from 1985 to 1994 he was a Director, Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc. (and its predecessors). UDC Homes, Inc. filed a petition for relief under Chapter 11 of the Bankruptcy Code in May, 1995. Mr. Daskal, is a former Tax Partner with Arthur Andersen & Co., became a CPA in Illinois in 1967, received his B.B.A. and J.D. from the University of Michigan in Ann Arbor. Mr. Daskal is presently a director of Inco Homes Corporation.

         Leonard Petersen. Mr. Petersen served as Secretary of the Company from October 31, 1997 through September, 1999. He was a Director of the Company from February, 1994 to October 31, 1997. From 1990 to the present, he has been a senior officer of Pemcorp Management Inc., which provides corporate finance services to public and private companies. Mr. Petersen has been a director of CVD Financial Corporation since May 1995 and of Logan International Corp. since January 1994. Mr. Petersen is a chartered accountant in the Province of British Columbia, Canada.

Indemnification of Directors and Officers

         The Business Corporation Act of the State of Washington provides generally that a corporation may indemnify any person who was or is a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative in nature, whether formal or informal, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against reasonable expenses (including attorneys' fees) and, in a proceeding not by or in the right of the corporation, judgments, fines and amounts paid in settlement, reasonably incurred by him in connection with such suit or proceeding, if, in the case of conduct in the individual's official capacity with the corporation, he acted in a manner believed to be in the best interests of the corporation, and in all other cases that his conduct was not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, he had no reasonable cause to believe his conduct was unlawful. Washington law further provides that, unless otherwise provided in the articles of incorporation or a bylaw, contract, or resolution approved or ratified by the shareholders, a corporation will not indemnify any person against expenses incurred in connection with an action by or in the right of the corporation if such person shall have been adjudged to be liable to the corporation or, in connection with any proceeding in which he was adjudged liable on the basis that personal benefit was improperly received, whether or not involving action in his official capacity, unless the court in which such action or suit was brought shall determine that, despite the adjudication of liability but in view of all the relevant circumstances, such person is fairly and reasonably entitled to indemnification for the reasonable expenses incurred.

         The ByLaws of the Company provide for indemnification of officers and directors of the Company to the full extent permitted by Washington law for any and all fees, costs and expenses incurred in connection with any action, suit or other proceeding, whether civil, criminal, administrative or investigative, commenced or threatened, arising out of services by or on behalf of the Company. The ByLaws also provide for advancing funds to pay for anticipated costs and authorize the Board to enter into an indemnification agreement with each officer or director.

         In accordance with Washington law, the Company's Articles of Incorporation contain provisions eliminating the personal liability of directors, except for (i) liability for unlawful distributions if it is established that the director did not perform his duties in compliance with the applicable standard of conduct for directors, (ii) acts or omissions which involve intentional misconduct or a knowing violation of the law, and (iii) any transaction in which a director receives an improper personal benefit. These provisions only pertain to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither the Company nor its stockholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence, or which are ultimately found to have been in violation of their fiduciary duties, although it may be possible to obtain injunctive or equitable relief with respect to such actions. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have an effective remedy against the challenged conduct.

         The Company has entered into Indemnification Agreements with each of its directors and officers (the "Indemnitees") pursuant to which it has agreed to provide for indemnification, to the fullest extent permitted by law and the Company's ByLaws, against any and all expenses, judgments, fines, penalties and amounts paid in settlement arising out of any claim in connection with any event, occurrence or circumstance related to such individual serving as a director or officer of the Company. Such indemnification includes the advance of expenses to the Indemnitees (including the payment of funds in trust therefor under certain circumstances) and is subject to there not having been determined that the Indemnitee would not be permitted to be indemnified under applicable law. The rights of indemnification are in addition to any other rights which the Indemnitees may have under the Company's Certificate of Incorporation, ByLaws, the Washington Business Corporation Act or otherwise.

Section 16(a) Beneficial Ownership Reporting Compliance

         As of December 31, 1999, Item 405 disclosure is not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

         The following provides certain information concerning all plan and non-plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997, to the Chief Executive Officer. Except as described below, no director or executive officer received total compensation in respect of the 1999 or 1998 fiscal year exceeding $100,000.

Summary Compensation Table.


                                                                            LONG TERM COMPENSATION AWARDS
                                                                            -----------------------------
                                              ANNUAL COMPENSATION                    RESTRICTED SECURITIES               PAYOUTS
                                         ------------------------------          -------------------------------         -------
         NAME AND                                         OTHER ANNUAL                            UNDERLYING            ALL OTHER
    PRINCIPAL POSITION        YEAR        SALARY          COMPENSATION        STOCK AWARD(S)       OPTIONS             COMPENSATION
    ------------------        ----        ------          ------------        --------------       -------             ------------
                                           ($)               ($)                                                       ($)
Steven A. Rothstein            1999         $   --           $ 26,917(2)                  --                 --                --
President and Chief            1998             --            $34,333(3)                  --                 --                --
Executive Officer(1)           1997             --             $8,000(4)                  --                 --                --

Joel B. Staadecker             1997        $47,000            $17,100                     --                 --                --
President and Chief
Executive Officer to
October 31, 1997

---------------------
(1) President and Chief Executive Officer commencing November 1, 1997 through February 4, 2000.

(2) Includes: (i) $14,000 in management fees; and (ii) $12,917 in interest accrued on certain notes issued by the Company, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (as defined in "Item 12 - Certain Relationships and Related Transactions").

(3) Includes: (i) $6,000 in accrued management fees; (ii) $15,000 in finance fees paid in connection with the granting of a loan to the Company; and (iii) $13,333 in interest accrued on certain notes issued by the Company to Mr.

Rothstein, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (see "Item 12 - Certain Relationships and Relations Transactions").

(4) Includes $8,000 in interest accrued on certain notes issued by the Company to Mr. Rothstein, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (see "Item 12 - Certain Relationships and Related Transactions").

Options/SAR Grants in Fiscal Year Ended December 31, 1999


                                            (B)                          (C)
                                   NUMBER OF SECURITIES              % OF TOTAL                (D)
                                        UNDERLYING              OPTIONS/SARS GRANTED        EXERCISE         (E)
                    (A)                OPTIONS/SARS                TO EMPLOYEES IN           OR BASE     EXPIRATION
  YEAR             NAME                 GRANTED(#)                   FISCAL YEAR          PRICE ($/SH)      DATE
  ----             ----                 ----------                   -----------          ------------      ----
1999       Steven A. Rothstein               -                            -                     -             -

Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

         The following table summarizes options exercised by the named executive officers during the year ended December 31, 1999, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.


                                                                             NUMBER OF               VALUE OF
                                                                            UNEXERCISED            IN-THE-MONEY
                                                                         OPTIONS/WARRANTS        OPTIONS/WARRANTS
                                                                             AT FY-END             AT FY-END ($)
                                     SHARES ACQUIRED         VALUE         EXERCISABLE/            EXERCISABLE/
  YEAR              NAME               ON EXERCISE         REALIZED        UNEXERCISABLE         UNEXERCISABLE(1)
  ----              ----               -----------         --------        -------------         ----------------

1999       Steven A. Rothstein             -                 -               233,333                $2,199,980


Compensation of Directors

Employee and non-employee Directors of the Company at December 31, 1999 do not receive any fee for serving on the Board of Directors however, such Directors are reimbursed for travel expenses for attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 31, 2000 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group.

         The most current information available to the Company is set forth below. The Company believes that relevant to an understanding of the ownership of the Common Stock is the fact that effective February 4, 2000, in connection with the merger (the "Merger") of the Company's wholly-owned subsidiary with and into takeoutmusic.com, Inc. ("takeoutmusic.com") pursuant to an Agreement and Plan of Merger dated January 26, 2000, the Company issued 10,046,344 shares of its authorized but unissued Common Stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of 1.15 shares of the Company's Common Stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding Common Stock of the Company following the Merger, and the shareholders of the Company prior to the Merger represent approximately 19.5% of the outstanding Common Stock of the Company following the Merger.


                        NAME AND ADDRESS                  AMOUNT OF AND NATURE          PERCENTAGE
                       OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         OF CLASS
                       -------------------               -----------------------         --------

             Sofisco Nominees Limited............             1,724,964                    13.7%
               Le Panorama AB
               57 Rue Grimaldi, Mc 98000 Monaco
             Mori S. Ninomiya....................             1,642,660 (1)                12.9%
               381 Broadway, Suite 201
               New York, NY 10013
             Jason Brunka........................             1,188,410 (2)                 9.4%
               381 Broadway, Suite 201
               New York, NY 10013
             Rich Pangilinan.....................             1,109,750 (3)                 8.8%
               381 Broadway, Suite 201
               New York, NY 10013
             John Lavallo........................               987,160 (4)                 7.8%
               381 Broadway, Suite 201
               New York, NY 10013
             Steven A. Rothstein.................               734,509 (5)                 5.7%
               2737 Illinois Road
               Wilmette, Illinois 60091
             Steven A. Saltzman..................                43,125 (6)                   *
               6, Rue Malher
               Code de Porte B247
               75004 Paris, France
             Edwin O'Loughlin....................                43,125 (6)                   *
               381 Broadway, Suite 201
               New York, NY 10013
             All Officers and Directors as a Group (4
               persons in number)................             2,716,070 (1)(2)(6)          21.1%
--------------------------

* Less than one percent.

(1) Includes 1,527,660 shares of Common Stock and options to purchase 115,000 shares of Common Stock.

(2) Includes 1,113,660 shares of Common Stock and options to purchase 74,750 shares of Common Stock.

(3) Includes 1,035,000 shares of Common Stock and options to purchase 74,750 shares of Common Stock.

(4) Includes 895,160 shares of Common Stock and options to purchase 92,000 shares of Common Stock.

(5) Includes 401,150 shares of Common Stock and warrants to purchase 233,333 shares of Common Stock held directly by Mr. Rothstein, and 100,026 shares of Common Stock held by minor children of Mr. Rothstein.

(6) Includes options to purchase 43,125 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pemcorp Management Inc., a management advisory services company controlled by Mr. McCartney, a Director of the Company during the fiscal year ended December 31, 1999 and Mr. Petersen, a Secretary of the Company during the fiscal year ended December 31, 1999, was paid $18,000 for services rendered and $8,750 for the use of office facilities during the year ended December 31, 1999, through the issuance by the Company of 56,138(1) shares of Common Stock of the Company (see "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities").

         The Company accrued management fees of $14,000 and $6,000 during the fiscal years ended December 31, 1999 and 1998, respectively, payable to Mr. Rothstein, the Company's Chief Executive Officer during the fiscal year ended December 31, 1999, and $7,000 and $3,000 during the fiscal years ended December 31, 1999 and 1998, respectively, payable to Mr. Daskal, the Company's Chief Financial Officer during the year ended December 31, 1999. These accrued management fees plus interest in the amount of $6,250, which interest was not aggregated into the Note (as defined below), were paid through the issuance by the Company of an aggregate of 133,333(1) shares of Common Stock (see "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities").

         On February 13, 1997, the Company issued a secured promissory note in the amount of $100,000 to Mr. Rothstein. The note was in default during the year ended December 31, 1999 as a result of the Company's failure to make timely interest payments. The terms of the note were amended on May 1, 1998 to provide that it is not secured and is payable on demand together with interest accrued at the rate of 10% per annum. On February 4, 2000, the principal amount of $100,000 and accrued interest in the amount of $28,000 were aggregated into a three year long term convertible note issued to Steven A. Rothstein (IRA) (the "Note") which Note, commencing August 4, 2000, shall automatically convert as to principal and interest into Common Stock of the Company at $3.50 per share if the price of the Common Stock shall be equal to or in excess of $7.00 per share for a period of ten consecutive trading days. The Note bears interest at the rate of 8% per annum which interest is payable at maturity or upon conversion. No cash payments are due under the Note unless it remains outstanding at the end of the 3-year term, at which time the Note shall be paid in cash in full, including accrued interest.

         In May, 1998 and April, 1999, the Company borrowed $50,000 and $5,000, respectively, from Mr. Rothstein. The proceeds were used to fund certain ongoing obligations of the Company. In May, 1998, the Company issued 50,000(1) shares of Common Stock at a value of $0.30 per share as a finance fee to Mr. Rothstein in connection with the loans in the aggregate amount of $55,000 made by Mr. Rothstein to the Company. The promissory note was amended July 31, 1999 to provide that it was unsecured and payable on demand without interest. Interest was paid on the note to July 31, 1999. On February 4, 2000, the Company agreed that that the note payable to Mr. Rothstein in the principal amount of $55,000 would be restated upon the same terms as the Note, except that it would not bear interest.

         During the fiscal year ended December 31, 1999, the Company accrued interest payable in the amount of $12,917 on the then outstanding notes payable to Mr. Rothstein.

(1) The number of shares issued have been adjusted to reflect the one for three reverse stock split effective December 20, 1999.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      1. Financial Statements.

         See Index to Financial Statements Attached hereto.

         2. Financial Statement Schedules.

         Not Applicable.

         3. Exhibits.

         Incorporated by reference to the Exhibit Index at the end of this Report.

(B)      Reports on Form 8-K.

         During the period commencing last quarter of the period covered by this Report to date, the following reports on Form 8-K were filed by the Registrant:


    DATE OF REPORT           ITEM REPORTED                                        DESCRIPTION OF ITEM
    --------------           -------------                                        -------------------

October 14, 1999          Item 5. Other Events                  The Company reported the extension of the expiration
                                                                dates on outstanding warrants from October 15, 1999
                                                                to October 31, 2000.

December 9, 1999          Item 5. Other Events                  The Company announced a one for three reverse stock
                                                                split effective December 20, 1999 and it's having
                                                                entered into a letter of intent to merge with
                                                                Takeoutmusic.com, Inc.

February 1, 2000          Item 5. Other Events                  The Company announced the execution of an Agreement
                                                                and Plan of Merger to acquire Takeoutmusic.com, Inc.
                                                                in exchange for


                                                                approximately 10.0 million shares of Common Stock of
                                                                the Company.

February 18, 2000         Item 1. Change in Control.            The Company reported the merger of TOMCI Acquisition
                          Item 2. Acquisition or Disposition    Corp., a wholly-owned subsidiary of the Company,
                                  of Assets.                    with and into takeoutmusic.com, Inc. and the new
                          Item 5. Other Events                  board of directors of the Company.
                          Item 7. Financial Statements


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TAKEOUTMUSIC.COM HOLDINGS CORP.



Date:  April 14, 2000                  By:     /s/ MORI S. NINOMIYA
                                          -------------------------
                                              Mori S. Ninomiya
                                              Chairman, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ MORI S. NINOMIYA                                 April 14, 2000
 -----------------------
Mori S. Ninomiya
Chairman, President and
Chief Executive Officer

  /s/ JOHN LAVALLO                                       April 14, 2000
  ----------------
John Lavallo
Executive Vice President
Business Affairs and Director

  /s/ EDWIN O'LOUGHLIN                                   April 14, 2000
  ---------------------
Edwin O'Loughlin
Director

_______________________                                  April ___, 2000
Steven A. Saltzman
Director

                                  EXHIBIT INDEX

         Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.


Exhibit
  No.         Description Page
  ---         ----------------

2.1*          Agreement and Plan of Merger dated January 26, 2000 among takeoutmusic.com Holdings  Corp. (f/k/a
              Shampan, Lamport Holdings Limited), TOMCI Acquisition Corp. and takeoutmusic.com, Inc. (filed without exhibits or schedules) (filed as Exhibit 2.1 to Current Report on Form 8-K filed
              February 18, 2000).

3.1*          Articles of Incorporation filed with the Secretary of State of the State of Washington on
              December 28, 1993 (filed as Exhibit 3.1 to Registration Statement on Form SB-2, File No.
              333-07727).

3.2*          Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the
              State of Washington effective as of June 6, 1996 (filed as Exhibit 3.1(b) to Registration
              Statement on Form 10-SB, File No. 0-28805).

3.3*          Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the
              State of Washington effective as of July 21, 1998 (filed as Exhibit 3.1(c) to Registration
              Statement on Form 10-SB, File No. 0-28805).

3.4*          Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the
              State of Washington effective as of December 20, 1999 (filed as Exhibit 3.1(d) to Registration
              Statement on Form 10-SB, File No. 0-28805).

3.5*          Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the
              State of Washington effective as of February 9, 2000 (filed as Exhibit 3.1 to Current Report on
              Form 8-K filed February 18, 2000).

3.6*          By-Laws (filed as Exhibit 3.2 to Registration Statement Form SB-2, File No. 333-07727).

4.1           Common Stock Purchase Warrant dated February 4, 2000 issued to Steven A. Rothstein to purchase
              233,333 shares of Common Stock at an exercise price of $.5175 per share.

4.2           Common Stock Purchase Warrant dated February 4, 2000 issued to Steven Rabinovici to purchase
              233,333 shares of Common Stock at an exercise price of $.5175 per share.

4.3           Common Stock Purchase Warrant dated February 4, 2000 issued to Geller & Friend Partnership I to purchase 94,444 shares of Common Stock at an exercise price of $.5175 per share.

4.4           Common Stock Purchase Warrant dated February 4, 2000 issued to National Securities Corporation to purchase 314,638 shares of Common Stock at an exercise price of $.579713 per share.

10.1          Incentive Compensation Plan.

10.2          Form of Indemnification Agreement.

21            Subsidiaries of the Registrant

27            Financial Data Schedule

                              FINANCIAL STATEMENTS

                        SHAMPAN, LAMPORT HOLDINGS LIMITED

                     Years Ended December 31, 1998 and 1999
                        with Independent Auditor's Report

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-3

FINANCIAL STATEMENTS

         BALANCE SHEETS                                               F-4

         STATEMENTS OF OPERATIONS                                     F-5

         STATEMENT OF SHAREHOLDERS' DEFICIT                           F-6

         STATEMENT OF CASH FLOWS                                      F-7

         NOTES TO FINANCIAL STATEMENTS                                F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Shampan, Lamport Holdings Limited

We have audited the balance sheets of Shampan, Lamport Holdings Limited as of December 31, 1998 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shampan, Lamport Holdings Limited as of December 31, 1998 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Shampan, Lamport Holdings Limited will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial operating losses since inception and has a working capital deficit of approximately $275,000 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                     /s/ Moss Adams LLP


Seattle, Washington
January 26, 2000, except for Notes 1(b), 3(a) and 5(b), as to which the date is February 4, 2000

SHAMPAN, LAMPORT HOLDINGS LIMITED
BALANCE SHEETS
AS OF DECEMBER 31

================================================================================


                                                                                                      1998          1999
                                                                                                      ----------    ----



ASSETS

Current assets:
    Cash                                                                                            $     10,776    $      8,497
                                                                                                    ============    ============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable to shareholder                                                                    $    150,000    $          -
    Notes payable                                                                                         42,500          67,500
    Accounts payable                                                                                      31,522          31,522
    Accrued liabilities                                                                                   33,336           1,164
                                                                                                    ------------    ------------

             Total current liabilities                                                                   257,358         100,186
                                                                                                    ------------    ------------

Notes payable to shareholder                                                                                   -         183,000
                                                                                                    ------------    ------------

Shareholders' deficit:
    Preferred stock, 50,000,000 shares authorized, $0.01 par value, none issued or
       outstanding                                                                                             -               -
                                                                                                    ------------    ------------
    Common stock, 100,000,000 shares authorized, $0.01 par value, 2,249,417 and
       2,438,889 issued and outstanding, in 1998 and 1999, respectively                                   22,494          24,389
    Additional paid-in capital                                                                         4,888,671       4,949,776
    Accumulated deficit                                                                               (5,157,747)     (5,248,854)
                                                                                                    ------------    ------------

                                                                                                        (246,582)       (274,689)
                                                                                                    ------------    ------------

                                                                                                    $     10,776    $      8,497
                                                                                                    ============    ============









                             See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31

==============================================================================


                                                                                                 1998          1999
                                                                                                 ----------    ----



NET REVENUE                                                                                    $     62,541    $          -

COST OF REVENUE                                                                                      18,415               -
                                                                                               ------------    ------------

GROSS PROFIT                                                                                         44,126               -
                                                                                               ------------    ------------


EXPENSES
    Sales and marketing                                                                              24,837               -
    General and administrative                                                                      123,116          78,170
                                                                                               ------------    ------------

                                                                                                    147,953          78,170
                                                                                               ------------    ------------


LOSS FROM OPERATIONS                                                                               (103,827)        (78,170)


OTHER INCOME (EXPENSE)
    Interest expense                                                                                (13,333)        (12,937)
    Finance fee                                                                                     (15,000)              -
    Gain on disposal of property and equipment                                                        4,972               -
                                                                                               ------------    ------------


LOSS BEFORE EXTRAORDINARY ITEM                                                                     (127,188)        (91,107)


EXTRAORDINARY ITEM, gain on settlement of obligations                                                 7,113               -
                                                                                               ------------    ------------


NET LOSS                                                                                       $   (120,075)   $    (91,107)
                                                                                               ============    ============


BASIC LOSS PER SHARE                                                                           $      (0.06)   $      (0.04)
                                                                                               ============    ============


SHARES USED IN COMPUTING PER SHARE AMOUNTS                                                        2,153,116       2,328,363
                                                                                               ============    ============



                             See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENT OF SHAREHOLDERS' DEFICIT

================================================================================


                                                                             Additional                           Total
                                                  Common Stock                Paid-in         Accumulated     Shareholders'
                                                  ------------
                                              Shares        Amount            Capital           Deficit          Deficit
                                        -------------    --------------   -------------     ---------------  --------------

Balance at December 31, 1997                  645,250    $        6,452   $   4,139,713     $    (5,037,672) $    (891,507)

Shares issued                               1,666,667            16,667         733,333                   -        750,000
Shares cancelled                             (112,500)           (1,125)          1,125                   -              -
Shares issued - bonus                          50,000               500          14,500                   -         15,000
Net loss                                            -                 -               -            (120,075)      (120,075)
                                        -------------    --------------   -------------     ---------------  --------------

Balances at December 31, 1998               2,249,417            22,494       4,888,671          (5,157,747)      (246,582)

Shares issued - settlement                    189,472             1,895          61,105                   -         63,000
Net loss                                            -                 -               -             (91,107)       (91,107)
                                        -------------    --------------   -------------     ---------------  --------------

Balance at December 31, 1999                2,438,889    $       24,389   $   4,949,776     $    (5,248,854) $    (274,689)
                                        =============    ==============   =============     ===============  ==============
















                             See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31

================================================================================


                                                                                                   1998            1999
                                                                                               ------------    -----------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                   $   (120,075)   $    (91,107)
    Adjustments to reconcile net loss to net cash from operating activities
    Gain on disposal of property and equipment                                                       (4,972)              -
    Expenses settled through issuance of common stock                                                     -          63,000
    Extraordinary gain on settlement of obligations                                                  (7,113)              -
    Accrued interest converted to notes payable                                                           -          28,000
    Finance fee paid in common stock                                                                 15,000               -
    Changes in operating assets and liabilities
       Accounts receivable                                                                           12,642               -
       Inventories                                                                                   38,146               -
       Accounts payable and accrued liabilities                                                      (7,208)        (32,172)
                                                                                               ------------    ------------

                                                                                                    (73,580)        (32,279)
                                                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds on sale of property and equipment                                                       21,611               -
                                                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of notes payable                                                          50,000          30,000
    Payments on notes payable                                                                       (22,500)              -
                                                                                               ------------    ------------

                                                                                                     27,500          30,000
                                                                                               ------------    ------------


Change in cash and cash equivalents                                                                 (24,469)         (2,279)


Cash and cash equivalents, beginning of year                                                         35,245          10,776
                                                                                               ------------    ------------


Cash and cash equivalents, end of year                                                         $     10,776    $      8,497
                                                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

         Common stock issued for settlement of share subscriptions                             $    750,000    $          -
                                                                                               ============    ============



                             See accompanying notes.

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999

================================================================================

1.       ORGANIZATION AND SUBSEQUENT EVENT

(a) Nature of Operations
         The Company was incorporated in Washington State, U.S.A. on December 28, 1993 and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited effective July 21, 1998. In February 2000 the Company changed its name to takeoutmusic.com Holdings Corp.

         The Company discontinued its principal line of business, developing, marketing and supporting interactive multimedia development software during 1997. On May 31, 1998 the Company disposed of its remaining inventory and technology assets.

(b) Management Plans on Continued Existence, Merger Agreement and Subsequent
    Event
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, in the United States, which contemplates the continuation of the Company as a going concern. However, the Company sustained substantial operating losses and used substantial amounts of working capital in its prior operations. As of December 31, 1999, current liabilities exceeded current assets by $274,689.

         On January 26, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger") with takeoutmusic.com, Inc. ("takeoutmusic"), a privately held Delaware corporation engaged in the business of distributing music in digital format over the world wide web. The Merger provides for the issuance of approximately 10 million shares of the Company's common stock in exchange for all of the issued and outstanding shares of takeoutmusic.com. The Merger will be accounted for as a reverse merger with takeoutmusic being the accounting acquirer.

         The Company's ability to continue as a going concern is dependent upon, among other things, its ability to integrate the operations of takeoutmusic.com. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b) Revenue Recognition
         Prior to the Company being dormant, revenue was derived from product sales and licenses, maintenance contracts and consulting, training and other services. Revenues from product sales and licenses were recognized upon shipment of the products. Revenue from software maintenance contracts was recognized on a straight-line basis over the term of the contract, generally one year. Revenues from consulting, training and other services were recognized in the period in which services were performed and earned in accordance with the respective agreements. To the extent that an engagement was projected to be completed at a loss, a provision for the full amount of the loss was provided at that time.

(c) Stock Options
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals, or is greater than, the market price of the underlying stock on the date of grant, no compensation expense is recognized.

(d) Stock Split
         In July 1998, outstanding shares of common stock were reverse split one-for-four. In December 1999, outstanding shares of common stock were reverse split one-for-three. All share and per share amounts have been restated.

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999

================================================================================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (e) Earnings Per Share
         In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per share (EPS) of common stock is calculated based upon the weighted average number of common stock outstanding. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. As the Company recorded losses in 1998 and 1999 there were no dilutive potential common shares.

3.       NOTES PAYABLE


                                                                                                   1998           1999
                                                                                                ----------    ------------

         (a) Notes Payable to Shareholder
         Notepayable to Shareholder - On February 13, 1997 the Company issued a note payable in connection with a proposed private placement of debt securities in the amount of $750,000. The Company was advanced the sum of $100,000 under the Note. The Note is secured by the assets of the Company and bore interest at 10% per annum. On
             February 3, 2000 the Note was amended to include accrued interest through December 31, 1999 of $28,000, commencing six months from the closing of the Merger, the automatic conversion into common stock at $3.50 per share, if the market price of the common stock is equal to or in excess of $7 per share for a period of 10 consecutive trading days, and accrue interest at 8% per annum payable on conversion or maturity. If not converted, the Note
             matures three years from the closing date of the Merger.                          $     100,000  $     128,000

         Notepayable to Shareholder - On May 1, 1998, the Company issued a note payable in connection with the receipt of $50,000. The Note is unsecured and bears interest at the fixed rate of 10% per annum.
             The Shareholder advanced the further sum of $5,000 in 1999. On July
             31, 1999, the Shareholder agreed not to accrue interest thereafter on the Note. On February 3, 2000, the Note was amended to, commencing six months from the closing of the Merger, the automatic conversion into common stock at $3.50 per share, if the market price of the common stock is equal to or in excess of $7 per share for a period of 10 consecutive trading days. If not converted the
             Note matures three years from the closing date of the Merger.                            50,000         55,000
                                                                                               -------------  -------------
                                                                                               $     150,000  $     183,000
                                                                                               =============  =============
         The conversion feature represents a beneficial conversion, which at issuance had a value of $183,000. The Company will recognize a charge to interest expense, based on the value of the beneficial conversion at issuance, upon conversion of the notes.

         (b) Note Payable
         Note  payable,  due  November  4,  1998.  The  Note is  unsecured,  non-
             interest bearing and currently in default.                                        $      42,500  $      42,500

         Notes payable - On December 15, 1999, the Company issued a note payable to takeoutmusic in connection with the receipt of $25,000. The Note is unsecured and bears interest at the fixed rate of 6% per annum.
             The principal amount of the Note together with interest is due and payable upon demand but not prior to the earlier to occur of 60
             days following the effective date of the Merger (Note 1) or April 15, 2000.                   -         25,000
                                                                                               -------------  -------------

                                                                                               $      42,500  $      67,500
                                                                                               =============  =============

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999


================================================================================

4.       INCOME TAXES

         Significant components of the Company's deferred tax assets as of December 31, 1998 and 1999, respectively, are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.


                                                                                                     1998           1999
                                                                                               ------------   -------------
         Deferred tax assets:
             Net operating loss carryforwards                                                  $  2,007,000   $   1,781,000
             Research and development credits                                                       157,000         114,000
             Other - net                                                                             26,000               -
                                                                                               ------------   -------------

         Total deferred tax assets                                                                2,190,000       1,895,000
         Valuation allowance for deferred tax assets                                             (2,190,000)     (1,895,000)
                                                                                               ------------   -------------

                                                                                               $          -   $           -
                                                                                               ============   =============

         At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $5.2 million. The Company also has federal research credit carryforwards of approximately $114,000. The federal tax loss carryforward and the research credit carryforwards will begin expiring in 2009 unless previously utilized. During 1999 the Company filed for withdrawal with the Secretary of State in California. As such, in the State of California, the Company lost the potential future benefit of net operating loss carryforwards of approximately $2.2 million and research credits of approximately $64,000.

         In accordance with certain provisions of the Internal Revenue Code, a change in ownership of a corporation of greater than 50 percent within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax loss and tax credit carryforwards.

5.       CAPITAL STOCK

         (a) Stock options

         The Company established a stock option plan ("the Plan") to grant options to purchase common stock to employees, officers, non-employee directors of the Company and certain other individuals. The Plan authorizes the Company to issue or grant stock options to purchase up to 209,825 shares of its common stock as of December 31, 1999. As of December 31, 1999, the Company has no outstanding stock options.

         (b) Warrants

         As of December 31, 1999, the Company has outstanding warrants, issued in connection with a private placement of common stock during 1997, entitling the holders to purchase a total of 561,111 common shares of the Company at $0.5175 per share originally to expire October 15, 1999. During 1999, the warrant expiration date was extended to October 15, 2000. On February 4, 2000, warrants for the purchase of 406,667 shares were further amended to provide for the cashless exercise of the warrants.

SHAMPAN, LAMPORT HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999

================================================================================


6.       RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1998 and 1999, the Company paid or accrued, the following amounts to related parties:


                                                                                           1998            1999
                                                                                      -------------    ------------

Management fees                                                                       $      45,000   $      42,000
Rent                                                                                         15,000           8,750
Interest                                                                                     13,333          12,937
Finance fee                                                                                  15,000               -
                                                                                      -------------   -------------

                                                                                      $      88,333   $      63,687
                                                                                      =============   =============

         Notes payable to a director are $150,000 and $183,000 at December 31, 1998 and 1999, respectively.

         Included in accrued liabilities at December 31, 1998 is $21,333 of accrued interest due to a director of the Company.