Form 10QSB
period 2000-03-31
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2000-05-18
CIK 934880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

     /X/ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

     / / Transition Report Pursuant To Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                          Commission File No. 333-07727

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
        (Exact Name of small business issuer as specified in its charter)


           Washington                                   98-0138706
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

     381 Broadway, Suite 201
     New York, New York                                          10013
(Address of principal executive offices)                      (Zip Code)


     Registrant's telephone number, including area code:  (212) 871-0714


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes       No    X
                             -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.01 Par Value                        12,579,677
              (Class)                      (Outstanding at April 30, 2000)

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
                                    FORM 10-Q
                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

        Item 1 - Financial Statements:


           Condensed Consolidated Balance Sheets as at March 31,             1
           2000 and December 31, 1999

           Condensed Consolidated Statements of Operations for               2
           the three months ended March 31, 2000 and the period from inception (April 12, 1999) to March 31, 2000

           Condensed Consolidated Statement of Stockholders'                 3
           Equity for the three months ended March 31, 2000 and
           the period from inception (April 12,1999) to December 31,
           1999

           Condensed Consolidated Statement of Cash Flows for                4
           the three months ended March 31, 2000 and the period from inception (April 12, 1999) to March 31, 2000

           Notes to Financial Statements                                     5

        Item 2 - Management's Discussion and Analysis of                     8
           Financial Condition and Results of Operations

PART II.  Other Information
takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED BALANCE SHEET



                        ASSETS                            December       March 31,
                                                          31, 1999         2000
                                                         -----------    -----------

CURRENT ASSETS
   Cash and cash equivalents                             $ 1,105,898    $ 1,179,922
   Certificate of deposit                                    300,000              -
   Other current assets                                        4,932         21,640
                                                         -----------    -----------
            Total current assets                           1,410,830      1,201,562

FIXED ASSETS, net                                             81,619         98,934

OTHER ASSETS                                                   5,707          5,707
                                                         -----------    -----------
            Total assets                                 $ 1,498,156    $ 1,306,203
                                                         ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $    92,514    $   251,778
   Notes payable                                                   -         42,500
   Obligations under capital leases - current portion         12,869         13,775
                                                         -----------    -----------
            Total current liabilities                        105,383        308,053

OTHER LIABILITIES
   Notes payable to shareholders                                   -        183,000
   Deferred revenue                                                -          7,167
   Obligations under capital leases, less current
     portion                                                   9,033          4,571
                                                         -----------    -----------
            Total other liabilities                            9,033        194,738
                                                         -----------    -----------
            Total liabilities                                114,416        502,791

STOCKHOLDERS' EQUITY
   Common Stock; $0.01 par value; 100,000,000 shares
     authorized, 12,579,677 issued and outstanding at
     March 31, 2000                                          100,464        124,852
   Additional paid in capital                              1,643,579      1,355,002
   Deferred compensation                                     (34,312)       (37,968)
   Accumulated deficit                                      (325,991)      (638,474)
                                                         -----------    -----------
            Total stockholders' equity                     1,383,740        803,412
                                                         -----------    -----------
            Total liabilities and stockholders' equity   $ 1,498,156    $ 1,306,203
                                                         ===========    ===========


The accompanying notes are an integral part of these balance sheets.

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Three      From Inception
                                                Months Ended    (April 12, 1999) to
                                               March 31, 2000      March 31, 2000
                                               --------------   -------------------

REVENUE                                         $     2,972        $     2,972

OPERATING EXPENSES:
   General and administration                       184,248            356,728
   Selling and marketing                             40,330             82,871
   Business development                              94,186            157,957
   Non-cash compensation expense                      6,844             10,032
                                                -----------        -----------
            Total operating expenses                325,608            607,588
                                                -----------        -----------
            Loss from operations                   (322,636)          (604,616)

INTEREST INCOME                                      10,153             17,845
                                                -----------        -----------
            Loss before provision for income
               taxes                               (312,483)          (586,771)

PROVISION FOR INCOME TAXES                                -                  -
                                                -----------        -----------
            Net loss                            $  (312,483)       $  (586,771)
                                                ===========        ===========

LOSS PER SHARE (BASIC AND DILUTED)              $     (0.03)       $     (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (BASIC AND DILUTED)                12,485,233        $ 7,899,494


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 12,1999 (INCEPTION) TO MARCH 31, 2000



                                           Common Stock
                                      ----------------------      Additional       Deferred   Accumulated
                                         Shares      Amount     Paid in Capital  Compensation   Deficit      Total
                                      -----------   --------    ---------------  ------------  ---------   ----------
Balance at April 12, 1999                      -    $      -      $        -      $        -   $       -   $        -
Issuance of stock to founders, April       5,750          58               -               -          (8)          50
12, 1999
Stock Split - 900 to 1                 5,169,250      51,693               -               -     (51,693)           -
Proceeds from issuance of common
   stock in connection with private
   placement, net of issuance costs
   of $15,668                          1,725,004      17,250          77,082               -           -       94,332
Proceeds from issuance of common
   stock in connection with private
   placement net of issuance costs of
   $263,508                            3,146,340      31,463       1,528,997               -           -    1,560,460
Issuance of options to consultants
   for services rendered                       -           -          37,500         (37,500)          -            -
Amortization of deferred compensation          -           -               -           3,188           -        3,188
Net loss for the year ended December
   31, 1999                                    -           -               -               -    (274,290)    (274,290)
                                      -----------   --------      ----------      ----------   ---------   ----------
Balance at December 31, 1999           10,046,344    100,464       1,643,579         (34,312)   (325,991)   1,383,740
Acquisition of common stock as a
result of merger                        2,438,889     24,388        (299,077)              -           -     (274,689)
Exercise of warrants                           -           -               -               -           -            -
Issuance of options                            -           -          10,500         (10,500)          -            -
Amortization of deferred compensation          -           -               -           6,844           -        6,844
Net loss for the period ended March
   31, 2000                                    -           -               -               -    (312,483)    (312,483)
                                      -----------   --------      ----------      ----------   ---------   ----------
Balance at March 31, 1999              12,485,233   $124,852      $1,355,002      $  (37,968)  $(638,474)  $  803,412
                                      ===========   ========      ==========      ==========   =========   ==========


The accompanying notes are an integral part of these statements takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        For the Three      From Inception
                                                        Months Ended    (April 12, 1999) to
                                                       March 31, 2000      March 31, 2000
                                                       --------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $  (312,483)       $  (586,771)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
       Depreciation and amortization                         8,539             14,583
       Non-cash compensation expense                         6,844             10,032
       Increase in accounts receivable                     (16,708)           (16,708)
       Increase in other assets                                  -            (10,639)
       Increase in accounts payable and accrued
          expenses                                         126,578            219,092
       Decrease in notes payable                           (25,000)           (25,000)
       Increase in deferred revenue                          7,167              7,167
                                                       -----------        -----------
            Net cash used in operating activities         (205,063)          (388,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in short term investments                      300,000                  -
   Capital expenditure                                     (14,065)           (49,929)
   Capitalization of web-site development costs            (11,789)           (37,959)
   Cash acquired through merger                              8,499              8,497
   Payment of capital lease liabilities                     (3,558)            (7,285)
                                                       -----------        -----------
            Net cash used in investing activities          279,087            (86,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions on initial capitalization               -                 50
   Proceeds from exercise of warrants                            -                  -
   Proceeds from private placement                               -          1,654,792
                                                       -----------        -----------
            Net cash provided by financing activities            -          1,654,842
            Net increase in cash and cash equivalents       74,024          1,179,922

CASH AND CASH EQUIVALENTS, beginning of period           1,105,898                  -
                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, end of period               $ 1,179,922        $ 1,179,922
                                                       ===========        ===========


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS



1. THE COMPANY

takeoutmusic.com Holdings Corp. (the "Company" or "takeoutmusic.com"), a Washington corporation, was incorporated on December 28, 1993. The Company is in the development stage and is engaged in the business of developing and marketing musical recordings, and offering such recordings by direct file transfer, or "downloading" to consumers over the Internet on its websites. The sites employ a record industry accepted technology licensed from Liquid Audio that allows downloads of samples and full songs directly from its website to PC player programs, CD recorder devices, and portable digital music players. The company also undertakes internet and traditional marketing activities for third party companies. The Company operates within one industry segment.

2. BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

The financial information as of December 31, 1999 is derived from the Company's Current Report on Form 8-K for the period from inception (April 12, 1999) to December 31, 1999 as filed with the Securities Exchange Commission and the Company's Annual Report on Form 10KSB for the year ended December 31, 1999. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB and the Form 8K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

3. NET LOSS PER COMMON SHARE

The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance. The calculation of diluted net loss per share for all periods presented excludes shares of common stock issuable upon exercise of employee stock options and stock options issued to Advisors and Consultants as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per common share is the same.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


The Company had 781,304 outstanding warrants outstanding as of March 31, 2000 which were excluded from the above calculation as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

Comprehensive Net Loss

There are no differences between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.

4. MERGER WITH SHAMPAN LAMPORT HOLDINGS LIMITED

On February 4, 2000, TOMCI Acquisition Corp., ("MergerSub"), a Delaware corporation and a wholly owned subsidiary of Shampan Lamport Holdings Limited ("Shampan" or the "Company"), a Washington corporation, merged with and into takeoutmusic.com, Inc., a Delaware corporation ("takeoutmusic.com"), pursuant to an Agreement and Plan of Merger dated January 26, 2000 (the "Merger Agreement"). takeoutmusic.com was the surviving corporation in the merger. In connection with the Merger, Shampan changed its name to takeoutmusic.com Holdings Corp.

Pursuant to the terms of the Merger Agreement, Shampan issued 10,046,344 shares of its authorized but previously unissued common stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of 1.15 shares of Shampan's common stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding common stock of Shampan following the Merger, and the shareholders of Shampan prior to the Merger represent approximately 19.5% of the outstanding Common Stock of Shampan following the Merger. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by takeoutmusic.com for Shampan's net liabilities of approximately $275,000, accompanied by a recapitalization of takeoutmusic.com. All share and per share information included in these financial statements has been adjusted to retroactively reflect the recapitalization.

In addition, all outstanding options and warrants to purchase takeoutmusic.com common stock were converted into options and warrants to purchase common stock of Shampan. The sole outstanding warrant to purchase an aggregate of 273,598 shares of takoutmusic.com common stock at an exercise price of $0.67 was converted into a warrant to purchase an aggregate of 314,638 shares of Shampan common stock at an exercise price of $0.58. takeoutmusic.com employee stock options to purchase an aggregate of 733,000 shares of takeoutmusic.com common stock at an exercise price of $.067 per share were converted into options to purchase 842,950 shares of Shampan common stock at an exercise price of $0.58 per share.

In addition, the 1999 Incentive Compensation Plan (the "Plan") to grant options to purchase takeoutmusic.com common stock was converted into the 1999 Incentive Plan to purchase common stock of Shampan.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


5. Notes Payable

(a)   Notes Payable to Shareholder

                                                                March 31, 2000
                                                                --------------

        Note payable to Shareholder (i)                             128,000
        Note payable to Shareholder (ii)                             55,000
                                                                   --------
                                                                    183,000
                                                                   ========

        (i) Note payable to Shareholder - On February 13, 1997 the Company issued a note payable in connection with a proposed private placement of debt securities in the amount of $750,000. The Company was advanced the sum of $100,000 under the Note. The Note is secured by the assets of the Company and bore interest at 10% per annum. On February 3, 2000 the Note was amended to include accrued interest through December 31, 1999 of $28,000; commencing six months from the closing of the Merger, the automatic conversion into common stock at $3.50 per share, if the market price of the common stock is equal to or in excess of $7 per share for a period of 10 consecutive trading days; and accrue interest at 8% per annum payable on conversion or maturity. If not converted, the Note matures three years from the closing date of the Merger.

        (ii) Note payable to Shareholder - On May 1, 1998, the Company issued a note payable in connection with the receipt of $50,000. The Note is unsecured and bears interest at the fixed rate of 10% per annum. The Shareholder advanced the further sum of $5,000 in 1999. On February 3, 2000, the Note was amended to include, commencing six months from the closing of the Merger, the automatic conversion into common stock at $3.50 per share, if the market price of the common stock is equal to or in excess of $7.00 per share for a period of 10 consecutive trading days. If not converted the Note matures three years from the closing date of the Merger.

Both of the above notes include a beneficial conversion feature that will result in an interest charge if and when the price of the Company's stock exceeds $7.00 per share. Such charge will be imputed based on the difference between $3.50 and the then current par value of the Company's stock.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(b) Note Payable

                                                                 March 31, 2000
                                                                 --------------

     Note payable                                                    42,500
                                                                     ------

Note payable, due November 4, 1998. The Note is unsecured and non-interest bearing.

6. SUBSEQUENT EVENTS

Fulfillment Center Agreement

In April, 2000, takeoutmusic.com entered into an agreement with Baker & Taylor, Inc. ("B&T"), a third party service organization whereby B&T provides takeoutmusic.com with drop ship distribution services in support of takeoutmusic.com's retail operations, for an initial period of one year, renewable annually for a total of five years. All aspects relating to fulfillment of customer orders are handled by B&T following receipt of customers orders from takeoutmusic.com, including processing of customer orders and shipment of merchandise.

In consideration for performance of the services provided by B&T during the contract term, takeoutmusic.com paid an initial start- up fee and will be charged on a fee-for-service basis.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report on in the Company's Form 10-K for the year ended December 31, 1999. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs and general business and economic conditions as well as technological developments.

Overview

        The Company has a limited history of operations and no history of profitability. It was incorporated as Allegiant Technologies Inc. on December 28, 1993 and thereafter until the cessation of operations developed for sale various software products primarily for the Macintosh platform. On May 31, 1998 the Company sold its technology assets and product inventory to an arms length purchaser, commenced a reorganization of its capital and thereafter remained dormant in search of a new line of business.

        On December 9, 1999 the Company announced and reported on Form 8-K that it entered into a letter of intent to merge with takeoutmusic.com, Inc. The merger was completed on February 4, 2000.

        As of March 31, 2000 the Company had a total accumulated deficit of $638,474.

        See Notes to the Financial Statements for a description of the Company's significant accounting policies.

Results of Operations

        Financial results for the three-month period ended March 31, 1999 consisted entirely of the results of the predecessor company whose operations were discontinued in 1999 and which were in an entirely different field of business. Results for the three months ended March 31, 2000 are solely the results of the music business conducted by the Company, which is a development stage company. Therefore, comparing the results of operations for the two periods would be without meaning, and could be misleading, to achieving an understanding of the Company's current operations and business plans.

        As reported in the Form 10-Q filed by the Company's predecessor for the three months ended March 31, 1999 net revenue for those three months was $46,833 resulting in a net loss of $25,897. The Company's results for the quarter ended March 31, 2000 show net revenue of $2,972 and a net loss of $312,483.

Liquidity and Capital Resources

        As of March 31, 2000 the Company had a cash balance of $1,179,922, down from a total of $1,405,898 of cash and short-term investments at December 31, 1999. Working capital decreased from the calendar 1999 year-end total of $1,305,447 to $893,509 as at March 31, 2000. The Company's total accumulated deficit also rose from the 1999 year-end balance of $325,991 to $638,474 at March 31, 2000.

        The $183,000 included in Company long-term debt is represented by two notes, one for $128,000, with interest at 8%, and one for $55,000, without interest. Both notes mature on February 3, 2003. Both notes, however, automatically convert into common stock at $3.50 per share (requiring the issuance of 52,285 shares) if the market price of the common stock is $7.00 per share or more for a period of ten consecutive trading days. See item 6 under "Capital Reorganization" below.

        The Company believes its cash on hand and cash from operations will be sufficient to meet its cash requirements over the next 12 months. However, if the Company should need to obtain additional capital by the sale of equity or debt securities there can be no assurance that such capital or borrowings could be obtained on terms favorable to the Company, or at all.

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

4. On January 15, 1998, the Company issued 466,666 Units at $0.45 per unit, adjusted for reverse splits, for aggregate proceeds of $210,000. Each Unit consisted of one share of common stock and one non- transferable warrant to purchase one additional share of common stock at $0.5175 per share until October 15, 1999. The term of the warrant was subsequently extended to October 15, 2000. The proceeds of the private placement were primarily used to fund the settlement of trade debts of the Company.

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

7. On December 20, 1999 the Company completed a three for one reverse split of its common stock and on February 9, 2000 changed its name from Shampan, Lamport Holdings Limited to takeoutmusic.com Holdings Corp. in connection with the announced merger with takeoutmusic.com, Inc.

8. In July 1999 the Company issued 1,500,003 shares of its common stock in a private placement receiving net proceeds of $94,332 (after issuance costs of approximately $16,000).

9. In December 1999 the company issued 2,735,948 shares of its common stock in a private placement receiving net proceeds of $1,560,460 (after issuance costs of approximately $264,000).

10. As of February 4, 2000 the Company issued 10,046,344 shares of its common stock in connection with the merger described above under "Recent Merger."

YEAR 2000

        Some currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 1999. As a result, as the Company continues its transition from the 20th century to the 21st century, computer systems and software used by some companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the year 2000 issue but press reports indicate only a minimal number of problems in this area.

        Through April 2000 the Company has experienced no malfunctions in its information technology systems as the result of the Year 2000 date change. The Company could experience future malfunctions but the Company believes that these future malfunctions, if any, will not have a material impact on the Company's results of operations or financial condition.

        The Company is in part dependent on third party suppliers. Through April 2000, the Company's key third party suppliers have not reported any significant Year 2000 compliance problems. However, because the Company's continued Year 2000 compliance is in part dependent on the continued compliance of third parties, there can be no assurance that problems with third party suppliers will not have an adverse affect on the Company's results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company does not hold derivative or speculative financial instruments and substantially all cash and cash equivalent balances are invested in money market accounts with floating interest rates, therefore the Company is not subject to significant interest rate risk.

Currency Exchange Rate Risk

        To date all of the Company's revenues and expenses have been denominated in U.S. dollars. As a result, the Company has not incurred any realized or unrealized currency exchange rate gains or losses. The Company does not expect to incur any significant gains and losses during the next twelve months. The Company has not engaged in foreign currency hedging activities to date.

PART II - OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

In connection with the Merger effected February 4, 2000, the Company issued an aggregate of 10,046,344 shares of Common Stock to the former common stock holders of takeoutmusic.com, Inc. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (for further information regarding the merger, see "Note 1 to Financial Statements - Recent Merger").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27.1

(b)  Reports on Form 8-K.

      During the period commencing last quarter of the period covered by this Report to date, the following reports on Form 8-K were filed by the Registrant:

 DATE OF REPORT             ITEM REPORTED                    DESCRIPTION OF ITEM
 --------------             -------------                    -------------------

February 18,         Item 1. Change in Control.    The Company reported the merger of
2000                 Item 2. Acquisition or        TOMCI Acquisition Corp., a
                         Disposition of Assets.    wholly-owned subsidiary of the
                     Item 5. Other Events          Company, with and into
                     Item 7. Exhibits              takeoutmusic.com, Inc. and the new
                                                   board of directors of the Company.

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

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              takeoutmusic.com Holdings Corp.

Dated:  May 18, 2000          By: /s/ Mori S. Ninomiya
                                 --------------------------------
                                 Mori S. Ninomiya
                                 President and Chief Executive Officer