Form 10QSB
period 2000-06-30
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2000-08-11
CIK 934880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------


                                   FORM 10-QSB


     /X/ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
                              Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


          / / Transition Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                          Commission File No. 333-07727


                         TAKEOUTMUSIC.COM HOLDINGS CORP.
        (Exact Name of small business issuer as specified in its charter)


            Washington                                          98-0138706
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


      381 Broadway, Suite 201
      New York, New York                                           10013
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (212) 871-0714


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.01 Par Value                     12,629,677
              (Class)                      (Outstanding at July 31, 2000)



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION

            Item 1 - Financial Statements

                Condensed Consolidated Balance Sheets as of June30, 2000 and December 31, 1999

                Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 and the period from Inception (April 12, 1999) to June 30, 2000

                Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and the period from Inception (April 12, 1999) to June 30, 1999

                Condensed Consolidated Statement of Stockholders' Equity for the period from Inception (April 12, 1999) to June 30,2000

                Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and the periods from Inception (April 12, 1999) to June 30, 1999 and June 30, 2000

                Notes to Financial Statements

            Item 2 - Management's Discussion and Analysis and Plan of Operations


PART II.  Other Information

            Item 2 - Changes in Securities

            Item 6 - Exhibits and Reports on Form 8-K

                       Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



takeoutmusic.com, Holdings Corp.
(a development stage company)

CONSOLIDATED BALANCE SHEETS




                                     ASSETS                                    June 30, 2000    December 31, 1999
                                                                               -------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                  $     879,201    $       1,105,898
    Certificate of deposit                                                                --              300,000
    Other current assets                                                              84,760                4,932
                                                                               -------------    -----------------
                 Total current assets                                                963,961            1,410,830

FIXED ASSETS, net                                                                    114,584               81,619

OTHER ASSETS                                                                           5,707                5,707
                                                                               -------------    -----------------
                 Total assets                                                  $   1,084,252    $       1,498,156
                                                                               =============    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $     214,300    $          92,514
    Notes payable                                                                     42,500                   --
    Obligations under capital leases - current portion                                13,165               12,869
    Deferred revenue                                                                   5,067                   --
                                                                               -------------    -----------------
                 Total current liabilities                                           275,032              105,383

OTHER LIABILITIES
    Notes payable to shareholders                                                    183,000                   --
    Obligations under capital leases, less current portion                             2,491                9,033
                                                                               -------------    -----------------
                 Total other liabilities                                             185,491                9,033
                                                                               -------------    -----------------
                 Total liabilities                                                   460,523              114,416

STOCKHOLDERS' EQUITY
    Common Stock; $0.01 par value; 100,000,000 shares authorized, 12,629,677
       issued and outstanding at June 30, 2000                                       126,296              100,464
    Additional paid in capital                                                     1,764,868            1,643,579
    Deferred compensation                                                           (122,280)             (34,312)
    Accumulated deficit                                                           (1,145,155)            (325,991)
                                                                               -------------    -----------------
                 Total stockholders' equity                                          623,729            1,383,740
                                                                               -------------    -----------------
                 Total liabilities and stockholders' equity                    $   1,084,252    $       1,498,156
                                                                               =============    =================

The accompanying notes are an integral part of these balance sheets.

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Six       From Inception
                                                                    Months Ended     (April 12, 1999) to
                                                                    June 30, 2000       June 30, 2000
                                                                    -------------    -------------------
Revenue                                                             $      13,244    $            13,244

Operating Expenses:
    General and administration                                            411,139                583,621
    Selling and marketing                                                 159,193                222,964
    Business development                                                   73,476                116,017
    Non-cash compensation expense                                         208,407                211,595
                                                                    -------------    -------------------
                 Total operating expenses                                 852,215              1,134,197
                                                                    -------------    -------------------
                 Loss from operations                                    (838,971)            (1,120,953)

INTEREST INCOME                                                            19,807                 27,499
                                                                    -------------    -------------------
                 Loss before provision for income taxes                  (819,164)            (1,093,454)

PROVISION FOR INCOME TAXES                                                     --                     --
                                                                    -------------    -------------------
                 Net loss                                           $    (819,164)   $        (1,093,454)
                                                                    =============    ===================

Loss Per Share (basic and diluted)                                  $       (0.07)   $             (0.11)

Weighted average number of shares outstanding (basic and diluted)      12,540,514             10,301,272

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Three       From Inception
                                                                    Months Ended     (April 12, 1999) to
                                                                    June 30, 2000       June 30, 1999
                                                                    -------------    -------------------
Revenue                                                             $      10,272    $                --

Operating Expenses:
    General and administration                                            226,891                     --
    Selling and marketing                                                  65,007                     --
    Business development                                                   33,146                  1,678
    Non-cash compensation expense                                         201,563                     --
                                                                    -------------    -------------------
                 Total operating expenses                                 526,607                  1,678
                                                                    -------------    -------------------
                 Loss from operations                                    (516,335)                (1,678)

INTEREST INCOME                                                             9,654                     --
                                                                    -------------    -------------------
                 Loss before provision for income taxes                  (506,681)                (1,678)

PROVISION FOR INCOME TAXES                                                     --                     --
                                                                    -------------    -------------------
                 Net loss                                           $    (506,681)   $            (1,678)
                                                                    =============    ===================

Loss Per Share (basic and diluted)                                  $       (0.04)   $             (0.00)

Weighted average number of shares outstanding (basic and diluted)      12,580,776              5,175,000

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 12,1999 (INCEPTION) TO JUNE 30, 2000

                                                             Common Stock
                                                       -------------------------     Additional         Deferred      Accumulated
                                                          Shares        Amount     Paid in Capital    Compensation      Deficit
                                                       -----------   -----------   ---------------    ------------    -----------
Balance at April 12, 1999                                       --   $        --   $            --    $         --    $        --
Issuance of stock to founders, April 12, 1999                5,750            58                --              --             (8)
Stock Split - 900 to 1                                   5,169,250        51,693                --              --        (51,693)
Proceeds from issuance of common stock in connection
    with private placement, net of issuance costs of
    $15,668                                              1,725,004        17,250            77,082              --             --
Proceeds from issuance of common stock in connection
    with private placement net of issuance costs of
    $263,508                                             3,146,340        31,463         1,528,997              --             --
Issuance of options to consultants for services
     rendered                                                   --            --            37,500         (37,500)            --
Amortization of deferred compensation                           --            --                --           3,188             --
Net loss for the year ended December 31, 1999                   --            --                --              --       (274,290)
                                                       -----------   -----------   ---------------    ------------    -----------
Balance at December 31, 1999                            10,046,344       100,464         1,643,579         (34,312)      (325,991)
Acquisition of common stock as a result of
     merger                                              2,438,889        24,388          (299,077)             --             --
Exercise of warrants                                        94,444           944            47,931              --             --
Issuance of options to consultants for services
     rendered                                                   --            --           296,375        (107,375)            --
Amortization of deferred compensation                           --            --                --          19,407             --
Issuance of common stock to consultants for
     services rendered                                      50,000           500            76,060              --             --
Net loss for the period ended June 30, 2000                     --            --                --              --       (819,164)
                                                       -----------   -----------   ---------------    ------------    -----------
Balance at June 30, 1999                                12,629,677   $   126,296   $     1,764,868    $   (122,280)   $(1,145,155)
                                                       -----------   -----------   ---------------    ------------    -----------

                                                          Total
                                                       -----------
Balance at April 12, 1999                              $        --
Issuance of stock to founders, April 12, 1999                   50
Stock Split - 900 to 1                                          --
Proceeds from issuance of common stock in connection
    with private placement, net of issuance costs of
    $15,668                                                 94,332
Proceeds from issuance of common stock in connection
    with private placement net of issuance costs of
    $263,508                                             1,560,460
Issuance of options to consultants for services
     rendered                                                   --
Amortization of deferred compensation                        3,188
Net loss for the year ended December 31, 1999             (274,290)
                                                       -----------
Balance at December 31, 1999                             1,383,740
Acquisition of common stock as a result of
     merger                                               (274,689)
Exercise of warrants                                        48,875
Issuance of options to consultants for services
     rendered                                              189,000
Amortization of deferred compensation                       19,407
Issuance of common stock to consultants for
     services rendered                                      76,560
Net loss for the period ended June 30, 2000               (819,164)
                                                       -----------
Balance at June 30, 1999                               $   623,729
                                                       -----------

The accompanying notes are an integral part of these statements takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED FLOWS STATEMENTS OF CASH

                                                                                    From Inception
                                                             For the Six         (April 12, 1999) to
                                                            Months Ended     ------------------------------
                                                            June 30, 2000    June 30, 1999    June 30, 2000
                                                            -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $    (819,164)   $      (1,678)   $  (1,093,454)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
        Depreciation and amortization                              18,984               --           25,028
        Non-cash compensation expense                             208,407               --          211,595
        (Increase) in accounts receivable                          (3,268)              --           (3,268)
        (Increase) in other assets                                     --               --          (10,639)
        Increase in accounts payable and accrued expense           89,100            1,678          181,614
        (Decrease) in notes payable                               (25,000)              --          (25,000)
        Increase in deferred revenue                                5,067               --            5,067
                                                            -------------    -------------    -------------
          Net cash used in operating activities                  (525,874)              --         (709,057)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in short term investments                            300,000               --               --
    Capital expenditure                                           (17,914)              --          (53,778)
    Capitalization of web-site development costs                  (34,035)              --          (60,205)
    Cash acquired through merger                                    8,499               --            8,499
    Payment of capital lease liabilities                           (6,248)              --           (9,975)
                                                            -------------    -------------    -------------
          Net cash used in investing activities                   250,302               --         (115,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions on initial capitalization                    --               50               50
    Proceeds from exercise of warrants                             48,875               --           48,875
    Proceeds from private placement                                    --               --        1,654,792
                                                            -------------    -------------    -------------
          Net cash provided by financing activities                48,875               50        1,703,717

          Net increase (decrease) in cash and cash
             equivalents                                         (226,697)              50          879,201

Cash and cash equivalents, beginning of
     period                                                     1,105,898               --               --
                                                            -------------    -------------    -------------
Cash and cash equivalents, end of period                    $     879,201    $          50    $     879,201
                                                            =============    =============    =============

Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities-
         Acquisition of common stock as a result of
            merger                                          $          --    $          --    $    (274,689)

         Issuance of equity to consultant for services
            rendered                                               76,560               --               --

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


1. THE COMPANY

takeoutmusic.com Holdings Corp. (the "Company"), a Washington corporation, was incorporated on December 28, 1993. The Company, which has been in the development stage since July 1999, is engaged in the business of providing internet and traditional marketing services for music, entertainment and youth lifestyle products for third party companies. These marketing campaigns will be designed to raise the visibility of client's products, spark the interest of consumers and ultimately drive sales of the products. The Company is also developing music-based websites in support of its marketing programs. The websites will be primarily content oriented and will also offer music and lifestyle products for sale, including recordings by direct file transfer over the internet using a licensed industry supported technology. The Company operates within one industry segment.

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

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

The Company had 781,304 warrants outstanding as of June 30, 2000 which were excluded from the above calculation as their effect would be antidilutive for the purposes of the calculation of diluted earnings per share.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


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

Pursuant to the terms of the Merger Agreement, Shampan issued 10,046,344 shares of its authorized but previously unissued common stock to the former holders of takeoutmusci.com common stock based on a conversion ratio of 1.15 shares of Shampan's common stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding common stock of Shampan following the Merger, and the shareholders of Shampan prior to the Merger represent approximately 19.5% of the outstanding Common Stock of Shampan following the Merger. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by takeoutmusic.com for Shampan's net liabilities of approximately $275,000, accompanied by a recapitalization of takeoutmusic.com. All share and per share information included in these financial statements has been adjusted to retroactively reflect the recapitalization.

In addition, all outstanding options and warrants to purchase takeoutmusic.com common stock were converted into options and warrants to purchase common stock of Shampan. The sole outstanding warrant to purchase an aggregate of 273,598 shares of takoutmusic.com common stock at an exercise price of $0.67 was converted into a warrant to purchase an aggregate of 314,638 shares of Shampan common stock at an exercise price of $0.58. takeoutmusic.com incentive stock options to purchase an aggregate of 783,000 shares of takeoutmusic.com common stock at an exercise price of $.067 per share were converted into options to purchase 900,450 shares of Shampan common stock at an exercise price of $0.58 per share.

In addition, the 1999 Incentive Compensation Plan (the "Plan") to grant options to purchase takeoutmusic.com common stock was converted into the 1999 Incentive Plan to purchase common stock of Shampan.

5. Notes Payable

(a)      Notes Payable to Shareholder

                                                                   June 30, 2000
                                                                   -------------

            Note payable to Shareholder (i)                            128,000
            Note payable to Shareholder (ii)                            55,000
                                                                       -------
                                                                       183,000
                                                                       -------
takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS



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

Both of the above notes include a beneficial conversion feature that will result in an interest charge if and when the price of the Company's stock exceeds $7.00 per share. Such charge will be imputed based on the difference between $3.50 and the then current fair market value of the Company's stock.

(b) Note Payable

                                                               June 30, 2000
                                                               -------------

       Note payable                                                  42,500
                                                                     ------

Note payable, due November 4, 1998. The Note is unsecured and non- interest bearing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception (April 12, 1999) to December 31, 1999 and the Company's Annual Report on Form 10KSB for the year ended December 31, 1999. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs and general business and economic conditions as well as technological developments.

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

         On December 9, 1999 the Company announced and reported on Form 8-K that it entered into a letter of intent to merge with takeoutmusic.com, Inc. The merger was completed on February 4, 2000. In connection with the merger the Company changed its name to takeoutmusic.com Holdings Corp. For accounting purposes, the merger has been treated as a recapitalization of takeoutmusic.com, Inc. with takeoutmusic.com, Inc. as the acquirer (reverse acquisition). The historical financial statements prior to February 4, 2000, are those of takeoutmusic.com, Inc.

         As a result of the merger the Company is now in the development stage and is engaged in the business of providing internet and traditional marketing services for music, entertainment and youth lifestyle products for third party companies. These marketing campaigns will be designed to raise the visibility of client's products, spark the interest of consumers and ultimately drive sales of the products. The Company is also developing music-based websites in support of its marketing programs. The websites will be primarily content oriented and will also offer music and lifestyle products for sale, including recordings by direct file transfer over the internet using a licensed industry supported technology.

         As of June 30, 2000 the Company had a total accumulated deficit of $1,145,155.

         See Notes to the Financial Statements for a description of the Company's significant accounting policies.


Results of Operations

         The Company was not operating prior to June 30, 1999, and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to comparable periods in the preceding year would not be meaningful. For the three and six months ended June 30, 2000 net revenues were $10,272 and $13,244, respectively, and net losses were $506,681 and $819,164, respectively.

Liquidity and Capital Resources

         As of June 30, 2000 the Company had a cash balance of $879,201, down from a total of $1,405,898 of cash and short-term investments at December 31, 1999. Working capital decreased from the calendar 1999 year-end total of $1,305,447 to $688,929 as of June 30, 2000. The Company's total accumulated deficit also rose from the 1999 year-end balance of $325,991 to $1,145,155 at June 30, 2000, which amounts included charges to operations for non-cash compensation expense of $3,188 and $211,595, respectively.

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

         The Company believes its cash on hand and cash from operations will be sufficient to maintain its present level of development efforts over the next 12 months, after consideration is given to the reduction in operating expenses due to certain non-recurring expenses related to the merger in February, 2000. However, our projections of future cash needs and cash flows may differ from actual results. The Company is presently contemplating a private placement of equity securities to facilitate funding of its development efforts at an accelerated pace. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.


PART II - OTHER INFORMATION

Item 2 - Changes in Securities

         On March 15, 2000 94,444 shares of common stock were issued upon exercise of warrants to purchase shares of common stock at an exercise price of $.5175 per share and on June 29, 2000 50,000 shares of common stock were issued to RPMC in exchange for consulting services.

         The transactions described in this Item 2 did not involve a public offering and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27     Financial Data Schedule

         (b) Reports on Form 8-K

         During the period covered by this report the following reports on Form 8-K were filed by the Registrar:


Date of Report                  Item Reported                       Description of Item
---------------   ----------------------------------------   -----------------------------------
May 12, 2000      Item 4 - Changes in Registrant's           Reporting engagement of new
                  Certifying Accountant                      accountant

May 18, 2000      Item 1 - Change in Control of Registrant   Merger

                  Item 2 - Acquisition of Disposition of     Acquisitions by reason of the
                  Assets                                     merger

                  Item 5 - Other Events                      Change of name and election of
                                                             new directors

                  Item 7 - Financial Statements              Financials of company acquired by
                                                             merger

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           takeoutmusic.com Holdings Corp.

Dated:  August 11, 2000                    By: /s/ Mori S. Ninomiya
                                              ----------------------------------
                                           Mori S. Ninomiya
                                           President and Chief Executive Officer