Form 10QSB
period 2000-09-30
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2000-11-14
CIK 934880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

        / / Transition Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                        Commission file number 333-07727


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


                                 (212) 871-0714
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock, par value
$.01 per share, outstanding as of November 10, 2000:           12,813,010 shares


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
                                   FORM 10-QSB
                                      INDEX

 PART I - FINANCIAL INFORMATION

           Item 1. - Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 and for the periods from inception (April 12, 1999) through September 30, 1999 and September 30, 2000

               Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999

               Condensed Consolidated Statement of Stockholders' Equity for the period from inception (April 12, 1999) through September 30,2000

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and for the periods from inception (April 12, 1999) to September 30, 1999 and September 30, 2000

               Notes to Financial Statements

           Item 2. - Management's Discussion and Analysis and Plan of Operations


 PART II - OTHER INFORMATION

           Item 2. - Changes in Securities

           Item 4. - Submission of Matters to a Vote of Security Holders

           Item 6. - Exhibits and Reports on Form 8-K

                   SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                September 30,  December 31,
                                                                               2000          1999
                                                                           -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                              $   561,604    $ 1,105,898
    Certificate of deposit                                                        --          300,000
    Other current assets                                                       104,678         39,244
                                                                           -----------    -----------
                 Total current assets                                          666,282      1,445,142

FIXED ASSETS, net                                                              113,512         81,619

OTHER ASSETS                                                                     5,707          5,707
                                                                           -----------    -----------
                 Total assets                                              $   785,501    $ 1,532,468
                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $   128,175    $    92,514
    Notes payable                                                               42,500           --
    Obligations under capital leases - current portion                          12,439         12,869
    Deferred revenue                                                               667           --
                                                                           -----------    -----------
                 Total current liabilities                                     183,781        105,383

OTHER LIABILITIES
    Notes payable to shareholders                                              183,000           --
    Obligations under capital leases, less current portion                        --            9,033
                                                                           -----------    -----------
                 Total other liabilities                                       183,000          9,033
                                                                           -----------    -----------
                 Total liabilities                                             366,781        114,416

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; authorized 100,000,000 shares; issued
       12,813,010 and 10,046,344 shares, respectively                          128,129        100,464
    Additional paid-in capital                                               1,767,814      1,643,579
    Accumulated deficit during development stage                            (1,477,223)      (325,991)
                                                                           -----------    -----------
                 Total stockholders' equity                                    418,720      1,418,052
                                                                           -----------    -----------
                 Total liabilities and stockholders' equity                $   785,501    $ 1,532,468
                                                                           ===========    ===========

The accompanying notes are an integral part of these balance sheets.

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           For the periods from inception
                                                           For the nine      (April 12, 1999) through
                                                           months ended    ------------------------------
                                                           September 30,   September 30,   September 30,
                                                               2000             1999           2000
                                                           -------------   -------------   -------------
REVENUE                                                    $     27,993    $       --      $     27,993

OPERATING EXPENSES:
    General and administration                                  819,698          21,240         993,355
    Selling and marketing                                       196,096          16,137         259,867
    Business development                                        191,089          11,827         235,643
                                                           ------------    ------------    ------------
                 Total operating expenses                     1,206,883          49,204       1,488,865
                                                           ------------    ------------    ------------
                 Loss from operations                        (1,178,890)        (49,204)     (1,460,872)

INTEREST INCOME                                                  27,658             120          35,350
                                                           ------------    ------------    ------------
                 Loss before provision for income taxes      (1,151,232)        (49,084)     (1,425,522)

PROVISION FOR INCOME TAXES                                         --              --              --
                                                           ------------    ------------    ------------
                 Net loss                                  $ (1,151,232)   $    (49,084)   $ (1,425,522)
                                                           ============    ============    ============

LOSS PER SHARE (BASIC AND DILUTED)                         $      (0.09)   $      (0.01)   $      (0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND
    DILUTED)                                                 12,290,484       5,941,668       9,362,863


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the three months ended
                                                                    -------------------------------
                                                                     September 30,    September 30,
                                                                          2000            1999
                                                                    --------------   --------------
REVENUE                                                             $     14,749    $         --

OPERATING EXPENSES:
    General and administration                                           214,239          21,240
    Selling and marketing                                                 36,903          16,137
    Business development                                                 103,526          10,149
                                                                    ------------    ------------
                 Total operating expenses                                354,668          47,526
                                                                    ------------    ------------
                 Loss from operations                                   (339,919)        (47,526)

INTEREST INCOME                                                            7,851             120
                                                                    ------------    ------------
                 Loss before provision for income taxes                 (332,068)        (47,406)

PROVISION FOR INCOME TAXES                                                    --              --
                                                                    ------------    ------------
                 Net loss                                           $   (332,068)   $    (47,406)
                                                                    ============    ============

LOSS PER SHARE (BASIC AND DILUTED)                                  $      (0.03)   $      (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND DILUTED)     12,724,242       6,600,003



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 12, 1999) THROUGH SEPTEMBER 30, 2000



                                                                                      Accumulated
                                                   Common stock         Additional    deficit during
                                            ------------------------     paid-in      development
                                              Shares        Amount       capital          stage         Total
                                            ----------   -----------   -----------    -------------- -----------
Balance at April 12, 1999                         --     $      --            --      $      --      $      --
Issuance of stock to founders, April 12,
    1999                                         5,750            58          --               (8)            50
Stock Split - 900 to 1                       5,169,250        51,693          --          (51,693)          --
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $15,668                               1,725,004        17,250        77,082           --           94,332
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $263,508                              3,146,340        31,463     1,528,997           --        1,560,460
Issuance of stock options to consultants
    for services rendered                         --            --          37,500           --           37,500
Net loss for the year ended
    December 31, 1999                             --            --            --         (274,290)      (274,290)
                                            ----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999                10,046,344       100,464     1,643,579       (325,991)     1,418,052
Issuance of common stock in
    connection with merger                   2,438,889        24,388      (299,077)          --         (274,689)
Exercise of warrants, March 15, 2000            94,444           944        47,931           --           48,875
Exercise of warrants, August 4, 2000           233,333         2,333         9,334           --           11,667
Charge to operations for exercise of
    warrants by consultant                        --            --         101,250           --          101,250
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                             --            --         264,797           --          264,797
Net loss for the nine months ended
    September 30, 2000                            --            --            --       (1,151,232)    (1,151,232)
                                            ----------   -----------   -----------    -----------    -----------
Balance at September 30, 2000               12,813,010   $   128,129   $ 1,767,814    $(1,477,223)   $   418,720
                                            ----------   -----------   -----------    -----------    -----------


The accompanying notes are an integral part of these statements takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the periods from inception
                                                                           For the nine   (April 12, 1999) through
                                                                           months ended   ------------------------------
                                                                           September 30,  September 30,  September 30,
                                                                              2000              1999          2000
                                                                           -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(1,151,232)   $   (49,084)   $(1,425,522)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation and amortization                                          31,420          1,908         37,464
         Non-cash compensation expense                                         335,849            335        339,037
         Changes in operating assets and liabilities:
            Accounts receivable                                                 (6,000)          --           (6,000)
            Other assets                                                       (29,235)        (5,250)       (39,874)
            Accounts payable and accrued expenses                                2,975         26,238         95,489
            Deferred revenue                                                       667           --              667
                                                                           -----------    -----------    -----------
   Net cash used in operating activities                                      (815,556)       (25,853)      (998,739)
                                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in short term investments                                          300,000           --             --
   Capital expenditures                                                        (17,916)       (28,018)       (79,409)
   Capitalization of web-site development costs                                (45,400)       (18,830)       (71,570)
   Cash acquired in merger                                                       8,499           --            8,499
                                                                           -----------    -----------    -----------
   Net cash provided by (used in) investing activities                         245,183        (46,848)      (142,480)
                                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                                                  (25,000)          --          (25,000)
   Net changes in obligations under capital leases                              (9,463)          --           12,439
   Capital contributions on initial capitalization                                --               50             50
   Proceeds from exercise of warrants                                           60,542           --           60,542
   Proceeds from private placement                                                --           94,332      1,654,792
                                                                           -----------    -----------    -----------
   Net cash provided by financing activities                                    26,079         94,382      1,702,823
                                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIALENTS                                                                 (544,294)        21,681        561,604

CASH AND CASH EQUIVALENTS, beginning of period                               1,105,898           --             --
                                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                   $   561,604    $    21,681    $   561,604
                                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information: Non-cash investing and financing activities:

         Net liabilities assumed in merger                                 $   274,689    $      --      $   274,689



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

takeoutmusic.com Holdings Corp. (the "Company"), a Washington corporation, was incorporated on December 28, 1993. On February 4, 2000, the Company acquired all of the outstanding common stock of takeoutmusic.com, Inc. ("takeoutmusic.com"). For accounting purposes, the acquisition has been treated as a recapitalization of takeoutmusic.com with takeoutmusic.com as the acquirer. The historical financial statements prior to February 4, 2000, are those of takeoutmusic.com, which was incorporated on April 12, 1999. See note 4 for a more complete description of this merger.

The Company is in the development stage and is engaged in the business of providing internet and traditional marketing services involving the promotion of music, entertainment and youth lifestyle products for third party companies. These marketing campaigns are designed to raise the visibility of client's products, spark the interest of consumers and ultimately drive sales of the products. The Company is also developing music-based websites in support of its marketing programs. The websites will be primarily content oriented and will also offer music and lifestyle products for sale, including recordings by direct file transfer over the internet using a licensed industry supported technology. The Company operates within one industry segment.

         Based on reductions in operating expenses attributable to certain non-recurring expenditures in connection with the merger in February 2000 and additional reductions in operating expenses that may be implemented, if necessary, the Company believes its cash on hand and cash generated from operations will be sufficient to continue operations through the third quarter of 2001. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company has been advised by its independent public accountants that if the Company does not demonstrate its ability to generate funds sufficient to continue operations through the end of 2001 prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2000, their auditor's report may be modified to reflect the uncertainty related to the Company's ability to fund planned operations through the year 2001.

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

The financial information as of December 31, 1999 is derived from the Company's Current Report on Form 8-K for the period from inception (April 12, 1999) to December 31, 1999 as filed with the Securities Exchange Commission and the Company's Annual Report on Form 10KSB for the year takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


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

3.   NET LOSS PER COMMON SHARE

The weighted average shares used to compute basic net loss per share include outstanding shares of common stock from the date of issuance. The calculation of diluted net loss per share for all periods presented excludes shares of common stock issuable upon exercise of stock options and warrants, as their effect would be antidilutive. Therefore, the weighted average number of shares used in the calculation of basic and dilutive net loss per common share is the same.

As of September 30, 2000, the Company had an aggregate of 1,897,781 shares of common stock issuable upon the exercise of stock options and warrants.

Comprehensive Net Loss

There are no differences between the Company's net loss as reported for any of the periods reported herein and the Company's comprehensive loss, as defined by Statement of Financial Accounting Standards No. 130, for each of these respective periods.

4.   MERGER WITH SHAMPAN LAMPORT HOLDINGS LIMITED

On February 4, 2000, TOMCI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Shampan Lamport Holdings Limited ("Shampan" or the "Company"), a Washington corporation, merged (the "Merger") with and into takeoutmusic.com, Inc., a Delaware corporation ("takeoutmusic.com"), pursuant to an Agreement and Plan of Merger dated January 26, 2000 (the "Merger Agreement"). takeoutmusic.com was the surviving corporation in the Merger. In connection with the Merger, Shampan changed its name to takeoutmusic.com Holdings Corp.

Pursuant to the terms of the Merger Agreement, Shampan issued 10,046,344 shares of its authorized but previously unissued common stock to the former holders of takeoutmusci.com common stock based on a conversion ratio of 1.15 shares of Shampan's common stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding common stock of Shampan following the Merger, and the shareholders of Shampan prior to the Merger represent approximately 19.5% of the outstanding common stock of Shampan following the Merger. The Merger was accounted for as a capital transaction which is equivalent to the issuance of stock by takeoutmusic.com for Shampan's net liabilities of approximately $275,000, accompanied by a recapitalization of takeoutmusic.com. All takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

In addition, the 1999 Incentive Compensation Plan to grant options to purchase takeoutmusic.com common stock was converted into the 1999 Incentive Plan to purchase common stock of Shampan.

5.   NOTES PAYABLE

(a)      Notes Payable to Shareholder

                                                             September 30, 2000
                                                             ------------------

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

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


Both of the above notes include a beneficial conversion feature that will result in an interest charge if and when the price of the Company's stock exceeds $7.00 per share. Such charge will be imputed based on the difference between $3.50 and the then current fair value of the Company's stock.

(b)      Note Payable

                                                             September 30, 2000
                                                             ------------------

         Note payable                                              42,500
                                                                   ------

Note payable, due November 4, 1998. The Note is unsecured and non- interest bearing.

6.   CONTINGENCIES

The Company entered into a two-year contract with a consultant in June 2000 and agreed to issue 50,000 shares of common stock and options to purchase 100,000 shares of common stock, which were to vest over the term of the contract. The contract was subsequently terminated in the third quarter, prior to the issuance of the shares or the vesting of any of the options. The Company is currently negotiating with the consultant to agree on a settlement and does not expect that the outcome will have a material adverse impact on the financial statements of the Company.

Item 2. - Management's Discussion and Analysis and Plan of Operations

Forward-Looking Statements

           All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs and general business and economic conditions as well as technological developments.

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

         On December 9, 1999 the Company announced and reported on Form 8-K that it entered into a letter of intent to merge with takeoutmusic.com, Inc. The merger was completed on February 4, 2000. In connection with the merger the Company changed its name to takeoutmusic.com Holdings Corp. For accounting purposes, the merger has been treated as a recapitalization of takeoutmusic.com, Inc. with takeoutmusic.com, Inc. as the acquirer. The historical financial statements prior to February 4, 2000, are those of takeoutmusic.com, Inc., which was incorporated on April 12, 1999.

         The Company is in the development stage and is engaged in the business of providing internet and traditional marketing services involving the promotion of music, entertainment and youth lifestyle products for third party companies. These marketing campaigns are designed to raise the visibility of client's products, spark the interest of consumers and ultimately drive sales of the products. The Company is also developing music-based websites in support of its marketing programs. The websites will be primarily content oriented and will also offer music and lifestyle products for sale, including recordings by direct file transfer over the internet using a licensed industry supported technology.

         As of September 30, 2000 the Company had a total accumulated deficit of approximately $1,477,000.

         In reviewing Management's Discussion and Analysis and Plan of Operations, please refer to the Company's Financial Statements and the notes thereto included elsewhere in this Form 10-QSB and in the Company's Current Report on Form 8-K for the period from inception (April 12, 1999) to December 31, 1999 and the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.

Results of Operations

         The level of expenditures incurred by the Company in its efforts to develop its business has been subject to the availability of funding. As of September 30, 1999, the Company had raised approximately $94,000 of equity funding and had incurred only minimal expenditures through that date. The Company's accelerated level of development efforts in 2000 was made possible by the receipt of net proceeds of approximately $1,560,000 in the fourth quarter of 1999, in connection with the sale of common stock in a private placement.

         General and administration, selling and marketing, and business development expenses increased for the nine months ended September 30, 2000 to approximately $820,000, $196,000 and $191,000, respectively, from approximately $21,000, $16,000 and $12,000, respectively, for the 1999 period. General and administrative, selling and marketing, and business development expenses for the three month 2000 period increased to approximately $214,000, $37,000 and $104,000, respectively, from approximately $21,000, $16,000 and $10,000, respectively, for the comparable 1999 period.

         The Company had no revenue in 1999, compared to revenue of approximately $28,000 and $15,000, respectively, for the nine and three months ended September 30, 2000. The increase in interest income for the nine and three month 2000 periods to approximately $28,000 and $8,000, respectively, from the 1999 periods of less than $1,000 is a result of interest earned on the proceeds from the private placement received in the fourth quarter of 1999.

Liquidity and Capital Resources

         As of September 30, 2000 the Company had a cash balance of approximately $562,000, down from a total of approximately $1,406,000 of cash and short-term investments at December 31, 1999. Working capital decreased from the calendar 1999 year-end total of approximately $1,340,000, to approximately $483,000 as of September 30, 2000. The Company's total accumulated deficit also rose from the 1999 year-end balance of approximately $326,000 to approximately $1,477,000 at September 30, 2000, which amounts included charges to operations for non-cash compensation expense of approximately $3,000 and $339,000, respectively.

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

           Since its inception (April 12, 1999), the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of common stock in private placements and upon exercise of warrants. In addition, during the nine months ended September 30, 2000, the Company received proceeds aggregating approximately $23,000 in payments from customers for goods and services provided.

         Based on reductions in operating expenses attributable to certain non-recurring expenditures in connection with the merger in February 2000 and additional reductions in operating expenses that may be implemented, if necessary, the Company believes its cash on hand and cash generated from operations will be sufficient to continue operations through the third quarter of 2001. However, the Company's projections of future cash needs and cash flows may differ from actual results. The Company has been advised by its independent public accountants that if the Company does not demonstrate its ability to generate funds sufficient to continue operations through the end of 2001 prior to the completion of their audit of the Company's financial statements for the year ended December 31, 2000, their auditor's report may be modified to reflect the uncertainty related to the Company's ability to fund planned operations through the year 2001.

           The Company is presently contemplating a private placement of equity securities to facilitate funding of its development efforts at an accelerated pace. The sale of additional equity securities or convertible debt could result in dilution to the Company's stockholders. No assurance can be given that the Company will be able to generate adequate funds from operations, that funds will be available to the Company from debt or equity financings, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.

PART II - OTHER INFORMATION


Item 2. - Changes in Securities

         On August 4, 2000, 233,333 shares of common stock were issued upon exercise of warrants to purchase shares of common stock at an exercise price of $.05 per share. The issuance of the above shares were deemed to be exempt from registration under the Securities Act in reliance on Sections 4(2) and 4(6) as transactions not involving a public offering.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)      The Company held an Annual Meeting of Stockholders on September 27,
2000.

(b)      The directors elected at the meeting were:

                                            Mori S. Ninomiya
                                            John Lavallo
                                            Edwin O'Loughlin
                                            Steven A. Saltzman

(c) The matters voted on at the meeting were the election of directors and the approval of the Company's 1999 Incentive Compensation Plan. The votes on each of these items were as follows:

                              Election of Directors
                              ---------------------

                                      For                    Withheld

Mori S. Ninomiya                   6,916,989                  60,880
John Lavallo                       6,916,989                  60,880
Edwin O'Loughlin                   6,916,989                  60,880
Steven A. Saltzman                 6,916,989                  60,880

                  Approval of 1999 Incentive Compensation Plan
                  --------------------------------------------

                For                     Against                   Abstention

             6,830,714                  60,905                      86,250



Item 6. - Exhibits and Reports on Form 8-K

   (a)   Exhibits

             27 - Financial Data Schedule

   (b)   Reports on Form 8-K

             No current report on Form 8-K was filed for the Company during the quarter ended September 30, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         takeoutmusic.com Holdings Corp.

Dated:  November 14, 2000                   By: /s/ Mori S. Ninomiya
                                              ----------------------------------
                                           Mori S. Ninomiya
                                           President and Chief Executive Officer