Form 10KSB
period 2000-12-31
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2001-04-16
CIK 934880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
                                      OR

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-07727

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
           (Name of Small Business Issuer as Specified in Its Charter)

            Washington                                         52-2166158
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The registrant's revenues for its most recent fiscal year. $54,168

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTC Bulletin Board on March 15, 2001 was approximately $139,947. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had approximately 512,521 shares of common stock, $.01 par value per share, outstanding at March 31, 2001 (1).

(1) On February 13, 2001, the registrant executed a 1 for 25 reverse split of its common stock.

                   Documents Incorporated by Reference: None.

--------------------------------------------------------------------------------

                         TAKEOUTMUSIC.COM HOLDINGS CORP.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page

PART 1 ........................................................................3
     ITEM 1.  DESCRIPTION OF BUSINESS..........................................3
     ITEM 2.  DESCRIPTION OF PROPERTY ........................................11
     ITEM 3.  LEGAL PROCEEDINGS...............................................11
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

PART II ......................................................................11
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........11
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.....13
     ITEM 7.  FINANCIAL STATEMENTS ...........................................17
     ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE........................................... 17

PART III .....................................................................17
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..............17
     ITEM 10. EXECUTIVE COMPENSATION..........................................18
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................21
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................22
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...............................23

SIGNATURES....................................................................24


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

                     SPECIAL NOTE REGARDING SUBSEQUENT EVENT

         Unless otherwise indicated herein, all references to shares of the Registrant's common stock, par value $.01 per share (the "Common Stock"), and to prices with respect to shares of the Registrant's Common Stock have been adjusted, give effect to a one for twenty five reverse stock split effective February 13, 2001 and a one for three reverse split effective December 20, 1999.

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements appear in a number of different places in this annual report and include statements regarding the intent, belief or current expectations of takeoutmusic.com Holdings Corp. and its directors or officers. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the adequacy of reserves, or other business plans. Investors are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of various factors such as general economic and business conditions, including changes in interest rates, economic conditions; actions by competitors; natural phenomena; actions by government authorities, including changes in government regulation; technological development; future decisions by management in response to changing conditions in the music industry; our dependence on the continued growth of the use of the internet; the degree and timing of the market's acceptance of Internet advertising; and misjudgments in the course of preparing forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of takeoutmusic.com Holdings Corp's limited history of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of takeoutmusic.com Holdings Corp. will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein.

ITEM 1. DESCRIPTION OF BUSINESS.

General

         Takeoutmusic.com Holdings Corp. (hereinafter referred to as the "Company") was originally organized under the laws of the State of Washington on December 28, 1993 under the name "Allegiant Technologies Inc." On July 21, 1998 the Company changed its name to "Shampan, Lamport Holdings Limited". On February 9, 2000, the Company changed its name to its present name. The Company's wholly-owned subsidiary, takeoutmusic.com, Inc., was organized under the laws of the State of Delaware on December 29, 1999 under the name TOMCI Acquisition Corp.("TOMCI"). The Company currently has thirteen employees of which six are full-time and seven are part-time.

Certain Background Information

Limited History of Operations

         The Company has a limited history of operations. On December 28, 1993, the Company acquired SuperCard, a multimedia software development tool, together with its customer franchise, from Aldus Corporation on February 4, 1994, and thereafter developed for sale various product upgrades and ancillary software products. Prior to May 31, 1998 the Registrant was primarily engaged in the sale of SuperCard, a multimedia software development tool and to a much lesser extent the sale of ancillary software products, all for the Macintosh platform.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         On May 31, 1998, the Company disposed of its technology assets to an arms length purchaser. The proceeds from the sale were used to settle certain obligations of the Company. Following such sale, management explored new lines of business and remained dormant except for activities in connection with securing additional financing and such new operations.

Merger

         As disclosed in the Company's Report on Form 8-K filed with the Commission on February 18, 2000, on February 4, 2000, TOMCI merged (the "Merger") with and into takeoutmusic.com pursuant to an Agreement and Plan of Merger dated January 26, 2000 (the "Merger Agreement"). Takeoutmusic.com was a development stage company engaged in the business of developing and marketing musical recordings, and offering such recordings by direct file transfer, or "downloading" to consumers over the Internet. Following the Merger, the business conducted by the Company was to be the business conducted by takeoutmusic.com prior to the Merger.

         Pursuant to the terms of the Merger Agreement, the Company issued 401,854 shares of its authorized but previously unissued Common Stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of
1.15 shares of the Company's Common Stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represented approximately 80.5% of the outstanding Common Stock of the Company following the Merger, and the shareholders of the Company prior to the Merger represented approximately 19.5% of the outstanding Common Stock of the Company following the Merger.

         In addition, all outstanding options and warrants to purchase takeoutmusic.com common stock were converted into options and warrants to purchase common stock of the Company. The sole outstanding warrant to purchase an aggregate of 10,943 shares of takeoutmusic.com Common Stock at an exercise price of $16.75 was converted into a warrant to purchase an aggregate of 12,585 shares of the Company's Common Stock at an exercise price of $14.49. Takeoutmusic.com employee stock options to purchase an aggregate of 29,320 shares of takeoutmusic.com Common Stock at an exercise price of $16.75 per share were converted into options to purchase 33,718 shares of the Company's Common Stock at an exercise price of $14.49 per share.

Business

         The Company is currently engaged in the business of providing internet and traditional marketing services involving the promotion of music, entertainment and youth lifestyle products for its clients. It provides clients with an on and off-line marketing force experienced in creating unique promotions. Its goal is to execute marketing campaigns for clients designed to raise the visibility of client's products, spark the interest of consumers and ultimately drive sales of the products. The Company also develops and maintains music-based websites in support of its marketing programs. These websites, takeoutmusic.com, takeoutpop.com, takeoutstore.com, takeoutmarketing.com and takeoutradio.com, currently have approximately 500,000 unique visitors per month. The websites are primarily content oriented and offer music and lifestyle products for sale. The Company no longer offers musical recordings for sale by direct file transfer.

         In addition to employing traditional forms of media for promotion, the Company has established a "Rep Network" comprised of approximately 300 representatives at over 250 college campuses in the United States. These representatives promote the websites through give-aways and campus activities, market company-sponsored promotional events and advise the Company of prospective trends.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Risk Factors

Historical Losses

         The Company has sustained substantial operating losses and has used substantial amounts of working capital in its operations to date. As of December 31, 2000, the Company had cash equivalents of approximately $318,000 and an accumulated deficit of $1,593,538. The Company expects net losses and negative cash flow for the foreseeable future if certain deals the Company anticipates closing do not materialize.

Limited Revenues and Operating History.

         Takeoutmusic.com was organized on April 12, 1999 and completed the Merger described above in February 2000. As of the date of this Annual Report, the Company has generated small revenues and has a minimal operating history upon which an evaluation of its prospects can be made. In fact, the Company does not have meaningful historical financial data upon which to forecast quarterly revenues and results of operations. The Company's operating expense levels are based, in significant part, on the Company's expectations of future revenue and only a relatively small amount of the Company's costs and expenses varies with its revenues in the short term. If actual revenue levels are below management's expectations, both gross margins and results of operations are likely to be adversely affected. To date, the Company's operating activities have consisted largely of developing the infrastructure necessary to develop its former business model -- the sale of downloadable music on the Internet, our former business model which has since been discarded. The Company's new business model revolves around the sale of Company's services as a marketer of music and lifestyle products. The Company sells these services under the name "takeoutMarketing". As a developing company, the Company is subject to the risks inherent in the building of a new business and the creation of new products and services. The Company's limited operating history makes it difficult to evaluate its current business and prospects. As a result of its limited operating history, potential investors in the Company should evaluate the risks, expenses and problems frequently encountered by similar companies that are in the early stages of development.

The Company's model for conducting business and generating revenues is new and unproven and if it fails to develop as planned, its business may not succeed.

         The Company's business model depends upon its ability to generate revenue streams from:

   o marketing the musical recordings of third-parties; and

   o marketing the products of third-parties.

         It is uncertain whether the Company can attract the third-party clients necessary to generate sufficient revenues to survive or whether the third-party clients will deem the services provided by the Company as adequate or useful. This business model may not succeed or it may not be sustainable as the Company's business grows. Accordingly, the Company is not certain that its business model will be successful or that it can sustain revenue growth or be profitable.

Dependence on Market Acceptance.

         The market for online music promotion and marketing is new and rapidly evolving. As a result, demand and market acceptance for the Company's services are subject to a high degree of uncertainty and risk. Music and lifestyle companies have not traditionally utilized online marketing services. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's services do not achieve or sustain market acceptance, the Company may not generate sufficient revenues to become profitable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Dependence on Expansion into International Markets.

         The Company's future growth and success may also depend in part on its ability to generate international sales. There can be no assurance, however, that it will be successful in generating international sales of its services. Sales of services to customers in certain international countries may be subject to a number of risks, including: currency exchange rate risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through an international country's legal system; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. If the Company fails to compete successfully or to expand the offering of its services in international markets the growth of its business could be limited.

The Continued Improvement of The Internet.

         The success of the Company's business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of information. The Company's business will depend on the ability to disseminate information on the products of its third party clients to interested and potential customers. There is no assurance consumers will be receptive to this brand of marketing.

Need for Future Capital; Uncertainty of Additional Funding.

         In order to accomplish all of its business objectives, the Company may require additional financing. There can be no assurance that the Company will be able to secure additional debt or equity financing or that such financing will be available on favorable terms. The failure to obtain additional funds, when required, on satisfactory terms and conditions, will have a material and adverse effect on the Company's business, operating results and financial condition.

Risks Relating to Internet-Based Services.

         Rapid growth in the use of and interest in the Internet and online computer services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and online computer services as a medium for information.

Limited Marketing and Sales Capability.

         The Company has limited internal marketing and sales resources and personnel. In order to market the services the Company has developed and may develop in the future, the Company will have to expand its marketing and sales force. There can be no assurance that the Company will be able to establish such capabilities or that the Company will be successful in gaining market acceptance for any services it may develop. There can be no assurance that any of the Company's proposed marketing schedules or plans can or will be met.

Competition.

         Many of the Company's current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages relative to it, including:

   o longer operating histories;

   o significantly greater financial, technical and marketing resources;

   o greater brand name recognition; and

   o larger existing customer bases.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         These competitors may be able to respond more quickly to changes in customer requirements and devote greater resources to the development, promotion, and sale of their services than the Company can. Services provided by the Company's existing and potential competitors may be perceived by record companies and other music-related vendors or lifestyle and consumer based companies as being superior to that of the Company's. Increased competition could result in reduced margins or loss of market share, which could harm the Company's business.

Uncertainty of Projected Financial Information.

         The operating and financial information contained in the Company's projected financial data have been prepared by management based upon its current estimates of the Company's future performance. In addition, the projected results are dependent on the successful implementation of management's growth strategies and are based on hypothetical assumptions and events over which the Company has only partial or no control. To date, the Company has marketed a small portion of its anticipated products and services. The selection of assumptions underlying such projected information required the exercise of judgment, and the projections are subject to uncertainty and changes. Changes in the facts or circumstances underlying such assumptions could materially affect the projections. To the extent that assumed events do not materialize, actual results may vary substantially from the projected results. As a result, no assurance can be made that the Company will achieve the operating or financial results set forth in the Company's financial projections.

         While the Company believes that assumptions underlying the projected financial information are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking financial information will prove to be accurate. In addition, as disclosed in this Annual Report under "Risk Factors," the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such projected financial information. Numerous factors, including any of the factors disclosed in the "Risk Factors" and elsewhere in this Annual Report, could cause the actual revenues, operating income and net income of the Company to differ materially from the projected financial information described in this Annual Report. Accordingly, for these reasons it is expected that there will be differences between the actual and projected results, and actual results may be materially higher or lower than those indicated in the projected financial information. In light of the significant uncertainties inherent in forward-looking financial information of any kind, the inclusion of such information herein should not be regarded as a representation by the Company or any other person that any of the projected financial results will be achieved. Investors are cautioned that these projected financial results should not be regarded as fact and should not be relied upon as an accurate representation of future results. Further, the projected financial results furnished by the Company were not prepared with a view to public disclosure or in compliance with the established guidelines concerning financial projections promulgated by the American Institute of Certified Public Accountants. In addition, such projected financial results do not purport to present operations in accordance with generally accepted accounting principles and have not been audited, compiled or otherwise examined by any independent third party. Such forward-looking financial information is subjective in many respects, and thus susceptible to interpretations and periodic revision based on actual experience and business development. The Company does not intend to update or otherwise revise the projected financial information disclosed in this Annual Report to reflect circumstances existing after the date of its preparation.

Dependence on Qualified Personnel.

         The Company's success, development, operations and business are highly dependent upon its ability to attract and retain qualified creative, technical and managerial personnel. The loss of the services of existing personnel, including particularly Mori Ninomiya and John Lavallo, its President and Chief Operating Officer, respectively, and additional key employees, as well as the failure to recruit key creative, technical and managerial personnel in a timely manner would be detrimental to the Company's business. Competition for qualified personnel is

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

intense and there can be no assurance that the Company will be able to attract and retain qualified personnel necessary for the development of its business. In addition, companies in the Internet and music industries whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. The Company may be subject to claims in the future as it seeks to hire qualified personnel and those claims may result in material litigation involving the Company. Even if unsuccessful, these claims could harm the Company's business by damaging its reputation, requiring it to incur legal costs and diverting management's attention away from the Company's business.

Service Interruptions.

         Since the Company's data warehousing, web server and network facilities are all located in one location, a fire, flood, explosion, earthquake or other natural or man-made disaster could affect all of its facilities simultaneously. An unexpected event such as a power or telecommunications failure, fire, flood or earthquake at the Company's on-site data warehousing facility or at its Internet service providers' facilities could cause the loss of critical data and prevent the Company from offering its services to its third party clients. The Company does not carry business interruption insurance and any such losses, should they occur, would therefore have to be borne by the Company and these losses might be significant. In addition, the Company relies on third parties to securely store its archived data, house its web server and network systems, and connect it to the Internet. A failure by any of these third parties to provide these services satisfactorily could harm the Company's business. If system failures were sustained or repeated, the Company's revenues and the attractiveness of the Company's brand name would be adversely affected.

Dependence on Intellectual Property Protection.

         The Company's intellectual property includes trademarks and copyrights and other proprietary rights. The Company believes that its intellectual property is important to its success and its competitive position, and tries to protect it. However, the Company's efforts to protect its intellectual property could be inadequate. Use of the "takeoutMarketing" name by others could dilute the Company's brand identity and confuse the market.

Liability for Content on Company's Website and Liability for Other Materials Distributed.

         The Company may be liable to third parties for content on its website and any other materials which it distributes if:

   o the music, text, graphics or other content on the website violates copyright, trademark, or other intellectual property rights;

   o the Company's artists or labels violate their contractual obligations to others by providing content on the Company's website; or

   o content the Company distributes is deemed obscene, defamatory or excessively violent.

         Liability or alleged liability for content or other materials could harm the Company's business by damaging its reputation, requiring it to incur legal costs in defense, exposing it to significant awards of damages, fines and costs and could divert management's attention away from the Company's business. In particular, in addition to civil damages, liability for violations of copyright law currently can result in penalties of up to $10,000 per occurrence.

Rapid Technological Change.

         Online services are characterized by rapidly changing technology, developing legal issues, changing user requirements, frequent new product and service

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

and service introductions and enhancements, and evolving industry standards in computer hardware, operating systems, database technology and information delivery systems. The Company's success will depend on its ability to obtain competitive technologies to enhance its software and services and to introduce new services in a timely and cost-effective manner. There can be no assurance that the Company will be able to respond quickly, cost-effectively or sufficiently to these developments. If the Company is unable to respond to rapid technological changes, its services may become less attractive to potential customers, which would have a material adverse affect on the Company's business, financial condition and results of operations.

Potential Infringement and Other Claims.

         As a publisher and a distributor of content over the Internet, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. Such claims have been brought, and sometimes successfully pressed, against Internet services. Although the Company intends to carry general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and operating results.

Concentration of Stock Ownership.

         Executive officers and directors, in the aggregate, beneficially own approximately 20% of the Company's outstanding Common Stock. These stockholders are able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of the Company and may make some transactions more difficult or impossible without the support of these stockholders.

Dilution.

         The Company's market price may be adversely affected when additional shares become available for sale. In the event that the Company may need to seek additional capital at some time for any reason, holders of the Company's Common Stock could suffer dilution to their ownership percentages and/or the price per share. Depending on the situation at the time, such dilution could be substantial.

Stock Price has Been and May Continue to be Volatile.

         The Company's Common Stock is currently traded on the OTC Bulletin Board under the ticker symbol "TKMU" or "TKMU.OB". The stock is held by a limited number of investors and there can be no assurance that an active trading market will be sustained in the future. In addition to fluctuations in the Company's operating results, the following factors could cause the price of its securities to be volatile:

   o  new products;

   o acquisitions or strategic alliances entered into by the Company or its competitors;

   o  failure to meet securities analysts' expectations;

   o  government regulatory action;

   o  patent or proprietary rights developments; and

   o  market conditions for Internet and technology stocks in general.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Absence of Dividends.

         The Company has never paid any dividends on its Common Stock and does not anticipate that dividends will be paid on any shares of its capital stock in the foreseeable future.

Government Regulation.

         Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of any state or foreign country might attempt to regulate the Company's transmissions or levy sales or other taxes relating to its activities regardless of the origination point of its transmissions. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information.

         The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to the Company's business include privacy law, proposed encryption laws, content regulation and sales and use tax. For example, changes in copyright law could require the Company to change the manner in which it conducts business or increase its costs of doing business. Because of this rapidly evolving and uncertain regulatory environment, the Company cannot predict how these laws and regulations might affect its business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm the Company by subjecting it to liability or forcing it to change how it does business. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations applicable to the Company's business, including those relating to the Internet and copyright matters, the Company's business could be harmed.

Taxes on E-commerce Transactions May Impair Company's Revenues.

         Except for sales of tangible merchandise into certain states, the Company does not collect sales or other taxes on sales of its products through its websites. Although the Internet Tax Freedom Act precludes, for a period of three years ending January 2002, the imposition of state and local taxes that discriminate against or single out the Internet, it does not currently impact existing taxes. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as takeoutStore.com, which engage in or facilitate online commerce. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect the Company's opportunity to derive financial benefit from electronic commerce. Moreover, if any state or foreign country were to successfully assert that the Company should collect sales or other taxes on the exchange of merchandise on its system, it could affect the Company's cost of doing business.

   Legislation limiting the ability of states to impose taxes on Internet based transactions has been proposed in the U.S. Congress. The Company cannot assure investors that this legislation will ultimately become law or that the tax moratorium in the final version of this legislation will be ongoing. Failure to enact or renew this legislation, if enacted, could allow various states to impose taxes on Internet-based commerce, which could harm the Company's business.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 2000, the Company had no plants or other property. The Company leases approximately 700 square feet of office space at 381 Broadway, #201, New York, NY 10013 for which it pays a monthly rent of $2,800. The Company has pre-paid its rent through the period ending February 28, 2002.

ITEM 3.  LEGAL PROCEEDINGS.

         As of December 31, 2000, the Company was not party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  The Company held an Annual Meeting of Stockholders on September 27,
          2000.

     (b)  The directors elected at the meeting were:

                               Mori S. Ninomiya
                               John Lavallo
                               Edwin O'Loughlin
                               Steven A. Saltzman

     (c) The matters voted on at the meeting were the election of directors and the approval of the Company's 1999 Incentive Compensation Plan. The votes on each of these items were as follows:

                              Election of Directors
                              ---------------------

                                      For                    Withheld

Mori S. Ninomiya                    276,679                  2,435
John Lavallo                        276,679                  2,435
Edwin O'Loughlin                    276,679                  2,435
Steven A. Saltzman                  276,679                  2,435

                  Approval of 1999 Incentive Compensation Plan
                  --------------------------------------------

            For                      Against                Abstention

           273,228                   2,436                   3,450


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         As of February 13, 2001, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "TKMU" or "TKMU.OB", as a result of the one for twenty-five reverse split effective as of that date. From February 10, 2000, through February 12, 2001, the Company's Common Stock traded on the OTC Bulletin Board under the symbol "TOMU". From July 21, 1998 through February 10, 2000, the Company's Common Stock traded on the OTC Bulletin Board under the symbol "SLHX".

         The Company's Common Stock was also traded on the Vancouver Stock Exchange under the symbol "SLL.U" for the period commencing July 21, 1998 through May 28, 1999, when the Company voluntarily delisted the Common Stock from trading on the Vancouver Stock Exchange.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         The following table sets forth the high and low bid prices per share of the Company's Common Stock on the OTC Bulletin Board for all fiscal quarters since January 1, 1999. These quotations reflect prices between dealers and do not reflect retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The information has been adjusted, where appropriate, to reflect the one for three reverse stock split effective December 20, 1999, and the one for twenty-five reverse stock split effective February 13, 2001.

                                                     Bid Prices of Common Stock
                                                     --------------------------
                                                         High            Low
                                                     --------------------------

    First Quarter...............................       $278.25         $100.00
    Second Quarter..............................       $118.75         $38.25
    Third Quarter...............................       $42.00          $10.00
    Fourth Quarter..............................       $13.25          $3.25

Year Ended December 31, 1999:
    First Quarter...............................       $3.75           $0.75
    Second Quarter..............................       $3.75           $3.75
    Third Quarter...............................       $28.25          $3.75
    Fourth Quarter..............................       $275.00         $7.50

         The following table sets forth the high and low bid prices per share of the Company's Common Stock on the Vancouver Stock Exchange for all fiscal quarters since from January 1, 1999 through May 28, 1999, when the Company voluntarily delisted the Common Stock from trading on the Vancouver Stock Exchange. These prices have been adjusted, where appropriate, the one for three reverse stock split effective December 20, 1999 and the one for four reverse stock split effective July 21, 1998.

                                                     Bid Prices of Common Stock
                                                     --------------------------
                                                         High            Low
                                                     --------------------------

Year Ended December 31, 1999:
    First Quarter...............................        $7.50           $6.75
    Second Quarter..............................        $7.50           $6.75
    Third Quarter...............................          N/A             N/A
    Fourth Quarter..............................          N/A             N/A

HOLDERS

         As of December 31, 2000, there were approximately 176 holders of record of the Company's Common Stock. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of Common Stock held by others as or in nominee names exceeds 400 in number.

DIVIDENDS

         The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

         Sales of unregistered securities by the Company since January 1, 1999 are as follows:

         o On July 10, 1999, the Company completed a private placement of its securities. The Company sold 69,000 shares of its common stock for

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            $1.59420 per share and realized gross proceeds of approximately $110,000. On December 28, 1999 the Company completed a second private placement of it securities. The Company sold 125,855 shares of its common stock for $14.4928 per share and realized gross proceeds of approximately $1,824,000. The underwriter in connection with both placements was National Securities Corp. National Securities Corp. received a commission of 10 percent(%) of the gross proceeds realized by the Company.

         On July 31, 1999, the Company issued an aggregate of:

         o 2,246 shares of its Common Stock to William D. McCartney, a former director of the Company, and Leonard Peterson, a former officer of the Company, in settlement of an outstanding debt in the amount of $26,750 owed to Pemcorp Management Inc., a management advisory services company controlled by Messrs. McCartney and Peterson. The issuance was exempt from registration by reason of an offshore transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act").

         o 5,333 shares of its Common Stock to Steven A. Rothstein, a former director and an officer of the Company, and Robert H. Daskal, a former officer of the Company, in payment of accrued management fees related to finding new business opportunities plus interest, due to them, in the aggregate amount of $36,250. The issuance was exempt from registration, by reason of it being a nonpublic offering, made pursuant to Section 4(2) of the Act.

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

Overview

         The Company has a limited history of operations and no history of profitability. It was incorporated as Allegiant Technologies Inc. on December 28, 1993 and thereafter until the cessation of operations developed for sale various software products primarily for the Macintosh platform. On May 31, 1998 the Company sold its technology assets and product inventory to an arms length purchaser. On July 21, 1998, the Company changed its name to Shampan Lamport Holdings Limited and commenced a reorganization of its capital (see "Capital Reorganization") and thereafter remained dormant in search of a new line of business.

         On December 9, 1999 the Company announced and reported on Form 8-K that it entered into a letter of intent to merge with takeoutmusic.com. The merger was completed on February 4, 2000 (see "Description of Business - Certain Background Information - Merger"). On February 13, 2001, the Company executed a 1 for 25 reverse split of its common stock.

         The Company is in the development stage and is engaged in the business of providing internet and traditional marketing services involving the promotion of music, entertainment and youth lifestyle products for third party companies. The Company sells these services under the name "takeoutMarketing". These marketing

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

campaigns are designed to raise the visibility of client's products, spark the interests of consumers and ultimately drive sales of the products. The Company has also developed music-based websites in support of its marketing programs. The websites are primarily content oriented and also offer music and lifestyle products for sale, including compact discs containing sound recordings and digital video discs containing motion pictures and books.

         The present business model of the Company is a significant alteration from the Company's initial model, which revolved around the selling or digital file transfer of compressed sound recordings and the sale of advertising on the Company's various web properties. The former business model of the Company exhausted a great deal of the Company's resources. The present business model is more conducive to revenue production and requires far less expenditure by the Company, particularly in the areas of advertising and marketing to attract visitors to the Company's various web sites, to drive the business model. The Company has trimmed expenses significantly as it progresses into the Year 2001 and the operations of the Company are far more efficient and streamlined than those attached to the previous business model.

         As of December 31, 2000 the Company had cumulative net losses (since inception on April 12, 1999) of approximately $1,600,000.

         In reviewing Management's Discussion and Analysis and Plan of Operations, please refer to the Company's Financial Statements and the notes thereto included elsewhere in this Form 10-KSB and in the Company's Current Report on Form 10-SB12G filed on August 10, 2000.

Results Of Operations

         The Company had approximately $54,000 in revenue for the year ending December 31, 2000 compared to no revenue in 1999. This revenue was generated from short-term marketing agreements initiated under the Company's current business plan. The interest income for the year ending December 31, 2000 increased to approximately $31,000 compared to approximately $7,700 in 1999 as a result of interest earned on the proceeds from the private placement received in the fourth quarter of 1999.

         General and administration, selling and marketing and business development expenses increased for the year ending December 31, 2000 to approximately $966,000, $151,000 and $240,000, respectively, from approximately $176,000, $64,000 and $43,000, respectively, for the period ending December 31, 1999 due to the Company pursuing its business plan which changed during the year.

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

Liquidity and Capital Resources

         As of December 31, 2000, the Company had a cash balance of approximately $318,000, down from a total of approximately $1,106,000 of cash and short-term investments at December 31, 1999. Working capital decreased from the 1999 year-end total of approximately $1,340,000 to approximately $232,000 as of December 31, 2000. The Company's total accumulated deficit also rose from the 1999 year-end balance of approximately $326,000 to approximately
$1,593,538 at December 31, 2000, which amounts included charges to operations for non-cash compensation expense of approximately $3,000 and $264,000 respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         The $183,000 included in Company long-term debt is represented by two notes (see "Capital Reogranization - 6").

         Since its inception (April 12, 1999), the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of common stock in private placements and upon exercise of warrants. In addition, during the year ended December 31, 2000, the Company received proceeds aggregating approximately $54,000 in payments from customers for services rendered.

         Based on reductions in operating expenses attributable to certain non-recurring expenditures in connection with the merger in February, 2000 and additional reductions in operating expenses that have been implemented, the Company believes its cash on hand and cash generated from operations will be sufficient to continue operations through the fourth quarter of 2001. However, the Company's projections of future cash needs and cash flows may differ from actual results.

         The Company's ability to satisfy its liabilities, meet its obligations as they become due and carry out its business plans over the next twelve months is dependent upon its ability to generate sufficient revenue through the various marketing services it offers to its clients. If neither occurs, Company may have a problem sustaining operations and may need additional financing to continue operations.

         Reference is made to the report of the Company's independent public accountants on page F-1 dated March 31, 2001, which includes a modification to reflect the uncertainity related to the Company's ability to fund planned operations through the year 2001.

Capital Reorganization

         The Company completed the following reorganization of its capital prior to its merger with takeoutmusic.com:

1. During the years ended December 31, 1998 and 1997, former principals of the Company surrendered for cancellation 6,666 escrowed shares of common stock. (80,000 shares adjusted for reverse share splits described below).

2. On July 21, 1998 the Company completed a one for four reverse split of its common stock and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited.

3. On January 15, 1998, the Company issued 48,000 shares of common stock at a deemed price of $11.25 per share, adjusted for reverse share splits, and a non-transferable warrant to purchase 3,777 shares of common stock at $12.93 per share until October 15, 1999, in full settlement and satisfaction of debts of the Company amounting to $540,000. The term of the warrant was subsequently extended to October 15, 2004.

4. On January 15, 1998, the Company issued 18,667 Units at $11.25 per Unit, adjusted for reverse splits, for aggregate proceeds of $210,000. Each Unit consisted of one share of common stock and one non-transferable warrant to purchase one additional share of common stock at $12.94 per share until October 15, 1999. The term of the warrant was subsequently extended to October 15, 2004. The proceeds of the private placement were primarily used to fund the settlement of trade debts of the Company.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. On May 31, 1998, the Company sold its technology assets and product inventory for $40,000. The proceeds were used to fund the settlement of trade debts of the Company.

6. During May 1998, the Company borrowed $55,000 from a director of the Company. The proceeds were used to fund certain ongoing obligations of the Company. In addition, during May 1998, the Company negotiated new terms of payment on an outstanding secured promissory note in the amount of $100,000, which was in default as a result of the Company having failed to make timely interest payments. Subsequent to the year ended December 31, 1999, these notes were amended such that the principal together with accrued interest in the amount of $28,000 ($183,000 in total for the two notes) are automatically converted into common stock of the Company at $87.50 per share if the market price of the Company's common stock is equal to or in excess of $175.00 per share for a period of ten consecutive trading days at anytime after August 4, 2000 and before February 4, 2003. See Note 8 to the Financial Statements.

7. In July 1999 takeoutmusic.com, Inc. issued 69,000 shares of its common stock in a private placement receiving net proceeds of $94,332 (after issuance costs of approximately $16,000).

8. In December 1999 takeoutmusic.com, Inc. issued 125,854 shares of its common stock in a private placement receiving net proceeds of $1,560,460 (after issuance costs of approximately $264,000).

9. On December 20, 1999 the Company completed a one for three reverse split of its common stock and on February 9, 2000 changed its name from Shampan, Lamport Holdings Limited to takeoutmusic.com Holdings Corp. in connection with the merger with takeoutmusic.com.

10. As of February 4, 2000 the Company issued 401,854 shares of its common stock in connection with the merger described above under "Recent Merger."

11. On February 13, 2001, the Company executed a one for twenty-five reverse split of its common stock.

As at December 31, 2000 the Company's capital was as follows:


Number of Shares of Common Stock Issued                                 512,521

Number of Shares to be Issued Upon the Exercise of Warrants              35,628

Number of Shares to be Issued Upon Conversion of Notes                    2,091

                                                                       --------
Fully-diluted Shares of Common Stock before the Merger                  550,240
                                                                       ========

Year 2000

The Company did not experience any Year 2000 related problems.

ITEM 7.  FINANCIAL STATEMENTS.

         See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Item 8 is not applicable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 2000. Where appropriate, such information has been supplemented to reflect events that occurred subsequent to the year ended December 31, 2000. There are no family relationships between any of the Directors and officers.

NAME                         AGE     POSITION
----                         ----    --------
Mori S. Ninomiya              27     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

John Lavallo                  32     Executive Vice President of Business
                                     Affairs, Secretary and Director

Edwin O'Loughlin              56     Director

Steven A. Saltzman            42     Director

         The following sets forth certain biographical information for the current Directors and officers:

         Mori S. Ninomiya. Mr. Ninomiya was elected to the Board of Directors on February 4, 2000, at which time he was also appointed President and Chief Executive Officer of the Company. Mr. Ninomiya has served as Chairman of the Board, President and Chief Executive Officer of takeoutmusic.com from July 1999 until present. From February 1999 through July 1999, Mr. Ninomiya was primarily engaged in activities related to the formation of takeoutmusic.com From September, 1997 until February, 1999, Mr. Ninomiya served in the Artist & Repertoire department at Tommy Boy Music LLC, an affiliate of Time-Warner, Inc. From June, 1995 until September, 1997, Mr. Ninomiya was an audio and music producer for Time Warner Interactive. From June, 1991 until September, 1992, Mr. Ninomiya was an audio engineer at Atlantic Recording Studios. Mr. Ninomiya obtained a B.M. from New York University in 1994.

         John Lavallo. Mr. Lavallo was elected to the Board of Directors on February 4, 2000, at which time he was also appointed Executive Vice-President, Business Affairs and Secretary of the Company. Mr. Lavallo has served Executive Vice-President, Business Affairs and Secretary of takeoutmusic.com from August 1999 until present. From December 1997 through August 1999, Mr. Lavallo served as an attorney in the Business Affairs/Legal Department at Tommy Boy Music LLC. From August 1997 through December 1997, Mr. Lavallo served as a legal consultant to the law firm of McCarter & English, LLP. From March 1995 through May, 1997, Mr. Lavallo worked as a Contract/Business Analyst at EMI Capital Music. Mr. Lavallo holds a J.D., cum laude, from Michigan State University and a B.A., cum laude, from Drew University.

         Edwin O'Loughlin. Mr. O'Loughlin was elected to the Board of Directors on February 4, 2000. Mr. O'Loughlin has served as a Director of takeoutmusic.com from August 2, 1999 until present. From December 1999 through the present, Mr. O'Loughlin has served as an advisor to Sharp End Records Ltd. From April 1998 through present Mr. O'Loughlin has served as a producer in the Artist & Repertoire Department at Tommy Boy Music LLC. Prior to such time, Mr. O'Loughlin served as Chairman of Next Plateau Records, a rap and dance music label, where Mr. O'Loughlin was credited with over thirty top-40 Billboard hits and the sextuple-platinum "Very Necessary" by Salt N' Pepa. In addition, during the 1970's Mr. O'Loughlin founded Midland International, a Disco label whose roster included Silver Convention and Carol Douglas.

         Steven A. Saltzman. Mr. Saltzman was elected to the Board of Directors on April 9, 2000. Since October, 1998, Mr. Saltzman has been a radio consultant for the Finelco radio group, based in Milan and Monaco. During 1997 through 1998, Mr. Saltzman was a founder and director of a German radio consortium, Mega Radio. From 1995 through 1998, he was a founder and board member of Delta Radio,

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable with respect to all its current officers, directors and ten percent shareholders have been complied with as of the filing date of this Annual Report. However, each of Mori S. Ninomiya, John Lavallo, Steven A. Saltzman, Edwin O'Loughlin, and Sofisco Nominees Limited was late in filing their Initial Statement of Beneficial Ownership of Securities on Form 3 during 2000 but has subsequently come into compliance. With respect to any former directors, officers, and ten percent sharholders of the Company, the Company does not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

         The following provides certain information concerning all plan and non-plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer. Except as described below, no director or executive officer received total compensation in respect of the 2000, 1999 or 1998 fiscal year exceeding $100,000.

                           Summary Compensation Table
                           --------------------------

                                             ANNUAL COMPENSATION             LONG TERM COMPENSATION AWARDS
                                       ----------------------------------        RESTRICTED SECURITIES
          NAME AND                                           OTHER ANNUAL    -----------------------------
     PRINCIPAL POSITION                YEAR     SALARY       COMPENSATION          UNDERLYING OPTIONS
     ------------------                ----     ------       ------------          ------------------
                                                  ($)            ($)
Mori S. Ninomiya(1)
President and Chief
Executive Officer                      2000     51,000            --                     4,600

Steven A. Rothstein(2)
President and Chief
Executive Officer                      2000       --              --                       --

                                       1999       --          26,917(3)                    --

                                       1998       --          34,333(4)                    --
                                       1997       --           8,000(5)                    --

----------
(1) President and Chief Executive Officer commencing February 4, 2000 through the present.

(2) President and Chief Executive Officer commencing November 1, 1997 through February 4, 2000.

                                              (Footnotes continued on next page)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(Footnotes continued from previous page)

(3) Includes: (i) $14,000 in management fees; and (ii) $12,917 in interest accrued on certain notes issued by the Company, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (as defined in "Item 12 - Certain Relationships and Related Transactions").

(4) Includes: (i) $6,000 in accrued management fees; (ii) $15,000 in finance fees paid in connection with the granting of a loan to the Company; and (iii) $13,333 in interest accrued on certain notes issued by the Company to Mr. Rothstein, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (see "Item 12 - Certain Relationships and Relations Transactions").

(5) Includes $8,000 in interest accrued on certain notes issued by the Company to Mr. Rothstein, of which a portion was paid through the issuance of Common Stock of the Company and the balance was aggregated with the principal under the Note (see "Item 12 - Certain Relationships and Related Transactions").

           Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

         The following table summarizes the number and value of options held by the named executive officers on December 31, 2000. The named executive officers did not exercise their options during fiscal year ended December 31, 2000. No options or stock appreciation rights have been granted to the named executive officers during the fiscal year ended December 31, 2000.

                                                NUMBER OF          VALUE OF
                                                UNEXERCISED       IN-THE-MONEY
                                              OPTIONS/WARRANTS  OPTIONS/WARRANTS
                     SHARES                      AT FY-END          AT FY-END
                    ACQUIRED       VALUE        EXERCISABLE/      EXERCISABLE/
      NAME         ON EXERCISE    REALIZED     UNEXERCISABLE     UNEXERCISABLE
      ----         -----------    ---------    -------------     -------------

Mori S. Ninomiya       --            --          4,600 (1)            (1)

------------------
(1) All currently exercisable to purchase Common Stock, par value $.01 per share, of the Company at an exercise price of $16.75 per share.

Compensation of Directors

Employee and non-employee Directors of the Company at December 31, 2000 do not receive any fee for serving on the Board of Directors (1) however, such Directors are reimbursed for travel expenses for attendance at board meetings.

------------------
(1) Mr. Steven Saltzman was paid $37,500.34 for international consulting services rendered during the year ending 12/31/00. See Item 12. Certain Relationships and Related Transactions.

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

         The Company has entered into Indemnification Agreements with each of its directors and officers (the "Indemnitees") pursuant to which it has agreed to provide for indemnification, to the fullest extent permitted by law and the Company's ByLaws, against any and all expenses, judgments, fines, penalties and amounts paid in settlement arising out of any claim in connection with any event, occurrence or circumstance related to such individual serving as a director or officer of the Company. Such indemnification includes the advance of expenses to the Indemnitees (including the payment of funds in trust therefore under certain circumstances) and is subject to there not having been determined that the indemnitee would not be permitted to be indemnified under applicable law. The rights of indemnification are in addition to any other rights which the Indemnitees may have under the Company's Certificate of Incorporation, ByLaws, the Washington Business Corporation Act or otherwise.


Employment Agreement

On August 31, 1999, the Company entered into a three year employment agreement with Mori S. Ninomiya in which he was employed as President/Chief Executive Officer. During his employment he is to receive a base salary (the "Base Salary") for the calendar year commencing August 31, 1999 of $51,000 per annum. He is also entitled to receive health insurance benefits. All options granted to Mr. Ninomiya prior to December 31, 1999 vested on March 1, 2000 and are presently exercisable, may be exercised through August 31, 2009.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 31, 2001 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group.

         The most current information available to the Company is set forth below. The Company believes that relevant to an understanding of the ownership of the Common Stock is the fact that effective February 4, 2000, in connection with the merger (the "Merger") of the Company's wholly-owned subsidiary with and into takeoutmusic.com, Inc. ("takeoutmusic.com") pursuant to an Agreement and Plan of Merger dated January 26, 2000, the Company issued 401,854 shares of its authorized but unissued Common Stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of 1.15 shares of the Company's Common Stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding Common Stock of the Company following the Merger, and the shareholders of the Company prior to the Merger represent approximately 19.5% of the outstanding Common Stock of the Company following the Merger. Further, as of February 13, 2001, the Company executed a reverse split of its Common Stock at a ratio of one post-split share for twenty-five pre-split shares.

 NAME AND ADDRESS OF                     AMOUNT OF AND NATURE OF    PERCENTAGE
  BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP      OF CLASS
  ----------------                         --------------------     ----------
Sofisco Nominees Limited ................        68,998                  13.7%
Le Panorama AB
57 Rue Grimaldi, Mc 98000 Monaco

Mori S. Ninomiya ........................        65,706(1)               12.9%
381 Broadway, Suite 201
New York, NY 10013

Jason Brunka ............................        47,536(2)                9.4%
381 Broadway, Suite 201
New York, NY 10013

John Lavallo ............................        39,486(3)                7.8%
381 Broadway, Suite 201
New York, NY 10013

Steven A. Saltzman ......................         3,450(4)                1.7%
6, Rue Malher
Code de Porte B247
75004 Paris, France

Edwin O'Loughlin ........................         3,450(4)                1.7%
81 Broadway, Suite 201
New York, NY 10013

All Officers and Directors...............       112,092                  24.1%
as a Group (4 persons in number)

----------
(1) Includes 61,106 shares of Common Stock and currently exercisable options to purchase 4,600 shares of Common Stock.

(2) Includes 44,546 shares of Common Stock and currently exercisable options to purchase 2,990 shares of Common Stock.

(3) Includes 35,806 shares of Common Stock and currently exercisable options to purchase 3,680 shares of Common Stock.

(4) Includes currently exercisable options to purchase 3,450 shares of Common Stock.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Steven A. Saltzman, a Director of the Company during the fiscal year ended December 31, 2000, was paid $37,500.34 in consultant fees for international services rendered above and beyond the scope of his directorship, including introductions to international marketing partners and subsequent deal brokering with those companies. These consulting fees were not rendered to Mr. Saltzman as compensation for serving on Company's Board of Directors.

         On February 13, 1997, the Company issued a secured promissory note in the amount of $100,000 to Mr. Rothstein. The terms of the note were amended on May 1, 1998 to provide that it is not secured and is payable on demand together with interest accrued at the rate of 10% per annum. On February 4, 2000, the principal amount of $100,000 and accrued interest in the amount of $28,000 were aggregated into a three year long term convertible note issued to Steven A. Rothstein (IRA) (the "Note") which Note, commencing August 4, 2000, shall automatically convert as to principal and interest into Common Stock of the Company at $87.50 per share if the price of the Common Stock shall be equal to or in excess of $175.00 per share for a period of ten consecutive trading days. The Note bears interest at the rate of 8% per annum which interest is payable at maturity or upon conversion. No cash payments are due under the Note unless it remains outstanding at the end of the 3-year term, at which time the Note shall be paid in cash in full, including accrued interest.

         In May, 1998 and April, 1999, the Company borrowed $50,000 and $5,000, respectively, from Mr. Rothstein. The proceeds were used to fund certain ongoing obligations of the Company. In May, 1998, the Company issued 2,000(1) shares of Common Stock at a value of $7.00 per share as a finance fee to Mr. Rothstein in connection with the loans in the aggregate amount of $55,000 made by Mr. Rothstein to the Company. The promissory note was amended July 31, 1999 to provide that it was unsecured and payable on demand without interest. Interest was paid on the note to July 31, 1999. On February 4, 2000, the Company agreed that the note payable to Mr. Rothstein in the principal amount of $55,000 would be restated upon the same terms as the Note, except that it would not bear interest.

         During the fiscal year ended December 31, 2000, the Company accrued interest payable in the amount of $10,454 on the then outstanding notes payable to Mr. Rothstein.

--------------------------
(1) The number of shares issued have been adjusted to reflect the one for three reverse stock split effective December 20, 1999 and the one for twenty-five stock split effective February 13, 2001.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules.

         The Financial Statements and Schedules filed herein are described in the Index to Financial Statements included in Item 7 and indexed on Page F-1.

(b) Reports on Form 8-K.

         The Registrant did not file any reports on Form 8-K during the Quarter ended December 31, 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(c) Exhibits.

         The following exhibits are filed or incorporated herein by reference, as indicated below:

Exhibit
   No.                 Description                                                     Page
 -------           ----------------                                                    ----
2.1      Agreement and Plan of Merger dated January 26, 2000 among
         takeoutmusic.com Holdings Corp. (f/k/a Shampan, Lamport Holdings
         Limited), TOMCI Acquisition Corp. and takeoutmusic.com was filed on
         February 18, 2000 as Exhibit 2.1 to Current Report on Form 8-K and is
         hereby incorporated by reference.

3.1 Articles of Incorporation filed with the Secretary of State of the State of Washington on December 28, 1993 was filed on July 8, 1996 as
         Exhibit 3.1 to Registration Statement on Form SB-2 and is hereby incorporated by reference.

3.1.1 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of June 6, 1996 was filed on January 7, 2000 as Exhibit 3.1(a) to Registration
         Statement on Form 10-SB and is hereby incorporated by reference.

3.1.2 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of July 21, 1998 was filed on January 7, 2000 as Exhibit 3.1(a) to Registration
         Statement on Form 10-SB and is hereby incorporated by reference.

3.1.3 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of December
         20, 1999 was filed on January 7, 2000 as Exhibit 3.1(a) to Registration
         Statement on Form 10-SB and is hereby incorporated by reference.

3.1.4 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of February
         9, 2000 was filed on February 18, 2000 as Exhibit 3.1 to Current Report on Form 8-K and is hereby incorporated by reference.

3.1.5 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of January
         24, 2001.

3.2      By-Laws was filed on July 8, 1996 as Exhibit 3.2 to Registration
         Statement on Form SB-2 and is hereby incorporated by reference.

4.1      Common Stock Purchase Warrant dated February 4, 2000 issued to Steven
         A. Rothstein was filed on January 7, 2000 as Exhibit 4.1 to
         Registration Statement on Form 10-SB and is hereby incorporated by reference.

4.1.1    Common Stock Purchase Warrant dated February 4, 2000 issued to Steven
         Rabinovici was filed on January 7, 2000 as Exhibit 4.2 to Registration
         Statement on Form 10-SB and is hereby incorporated by reference.

4.1.2    Common Stock Purchase Warrant dated February 4, 2000 issued to Geller &
         Friend Partnership I was filed on April 14, 2000 as Exhibit 4.3 to
         Annual Report on Form 10-KSB and is hereby incorporated by reference.

4.1.3    Common Stock Purchase Warrant dated February 4, 2000 issued to National
         Securities Corporation was filed on April 14, 2000 as Exhibit 4.4 to
         Annual Report on Form 10-KSB and is hereby incorporated by reference.

10.1 Incentive Compensation Plan was filed on April 14, 2000 as Exhibit 10.1 to Annual Report on Form 10-KSB and hereby is incorporated by reference.

10.2     Form of Indemnification Agreement was filed on April 14, 2000 as
         Exhibit 10.1 to Annual Report on Form 10-KSB and hereby is incorporated by reference.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10.3     Convertible Promissory Note dated February 4, 2000 in the amount of
         $100,000 issued to Steven A. Rothstein (IRA) was filed on April 14,
         2000 as Exhibit 10.3 to Annual Report on Form 10-KSB and hereby is incorporated by reference.

10.4     Convertible Promissory Note dated February 4, 2000 in the amount of
         $55,000, issued to Steven A. Rothstein was filed on April 14, 2000 as
         Exhibit 10.4 to Annual Report on Form 10-KSB and hereby is incorporated by reference.

16.1     Letter from Moss Adams LLP required pursuant to Rule 304(a)(3) of
         Regulation S-B was filed as Exhibit 99.1 to the Current Report on Form
         8- K, filed on May 5, 2000 and is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TAKEOUTMUSIC.COM HOLDINGS CORP.

Date: _________, 2001                  By: /s/ MORI S. NINOMIYA
                                           -------------------------
                                           Mori S. Ninomiya
                                           Chairman, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ MORI S. NINOMIYA
----------------------                                   _____________, 2001
Mori S. Ninomiya
Chairman, President and
Chief Executive Officer

  /s/ JOHN LAVALLO
----------------------                                   _____________, 2001
John Lavallo
Executive Vice President
Business Affairs and Director

 /s/ EDWIN O'LOUGHLIN
----------------------                                   _____________, 2001
Edwin O'Loughlin
Director

/s/ STEVEN A. SALTZMAN
----------------------                                   _____________, 2001
Steven A. Saltzman
Director


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------





                              FINANCIAL STATEMENTS

                         takeoutmusic.com Holdings Corp.

                          Year Ended December 31, 2000
                        with Independent Auditors' Report





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    CONTENTS

Report of Independent Public Accountants                                     F-1

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000                 F-2

         Consolidated Statements of Operations for the year ended
            December 31, 2000 and for the periods from inception
            (April 12, 1999) through December 31, 1999 and 2000              F-3

         Consolidated Statements of Shareholders' Equity for the period
            from inception (April 12, 1999) through December 31, 2000        F-4

         Consolidated Statements of Cash Flows for the year ended
            December 31, 2000 and for the periods from inception
            (April 12, 1999) through December 31, 1999 and 2000              F-5

         Notes to Financial Statements                                       F-6


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders of
Takeoutmusic.com Holdings Corp:

We have audited the accompanying balance sheet of takeoutmusic.com Holdings Corp (a Delaware corporation in development stage) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from inception (April 12, 1999) to December 31, 1999 and for the period from inception to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of takeoutmusic.com Holdings Corp as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception to December 31, 1999 and for the period from inception to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has generated negative cash flows that raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

New York, New York
March 31, 2000


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED BALANCE SHEET

                                     ASSETS                              December 31,
                                                                             2000
                                                                         -----------
CURRENT ASSETS
    Cash and cash equivalents                                            $   317,607
    Certificate of deposit                                                      --
    Accounts receivable                                                        5,669
    Other current assets                                                     101,183
                                                                         -----------
                 Total current assets                                        424,459

PROPERTY AND EQUIPMENT, net                                                  102,576

OTHER ASSETS                                                                   5,707
                                                                         -----------
                 Total assets                                            $   532,742
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                $    94,817
    Notes payable                                                             42,500
    Obligations under capital leases - current portion                         9,173
    Deferred revenue                                                           2,736
    Other current liabilities                                                 43,398
                                                                         -----------
                 Total current liabilities                                   192,624

OTHER LIABILITIES
    Notes payable to shareholders                                            183,000
    Obligations under capital leases, less current portion                      --
                                                                         -----------
                 Total other liabilities                                     183,000
                                                                         -----------
                 Total liabilities                                           375,624

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; authorized 2,000,000 shares; issued
       512,521                                                                 5,125
    Treasury Stock                                                           (12,500)
    Additional paid-in capital                                             1,758,031
    Accumulated deficit                                                   (1,593,538)
                                                                         -----------
                 Total stockholders' equity                                  157,118
                                                                         -----------
                 Total liabilities and stockholders' equity              $   532,742
                                                                         ===========

       The accompanying notes are an integral part of this balance sheet.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Period        Cumulative
                                                                             from            from
                                                           For the year    inception      inception
                                                              ended           to              to
                                                           December 31,   December 31,   December 31,
                                                               2000           1999           2000
                                                           ------------   ------------   ------------
REVENUE                                                    $    54,168    $      --      $    54,168

    Costs of goods sold                                            456           --              456
                                                           -----------    -----------    -----------
                  Gross Profit                                  53,712           --           53,712
                                                           ===========    ===========    ===========
OPERATING EXPENSES:
    General and administration                                 966,087        169,626      1,135,713
    Selling and marketing                                      150,982         63,771        214,753
    Business development                                       240,456         42,541        282,997
    Depreciation                                                44,806          6,044         50,850
                                                           -----------    -----------    -----------
                 Total operating expenses                    1,402,331        281,982      1,684,313
                                                           -----------    -----------    -----------
                 Loss from operations                       (1,348,619)      (281,982)    (1,630,601)

INTEREST INCOME                                                 31,391          7,692         39,083
                                                           -----------    -----------    -----------
                 Loss before provision for income taxes     (1,317,228)      (274,290)    (1,591,518)

PROVISION FOR INCOME TAXES                                        --             --             --
                                                           -----------    -----------    -----------
                 Net loss                                  $(1,317,228)   $  (274,290)   $(1,591,518)
                                                           ===========    ===========    ===========

LOSS PER SHARE (BASIC AND DILUTED)                         $     (2.65)   $     (1.15)   $     (3.54)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC           497,134        237,667        449,494
    AND DILUTED)                                           ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 12, 1999) THROUGH December 31, 2000

                                                                                    Accumulated
                                                    Common stock      Additional    deficit during
                                             ----------------------    paid-in      development     Treasury
                                               Shares        Amount    capital         stage         Shares         Total
                                              ---------      ------   ----------    -----------     --------       --------
Balance at April 12, 1999                          --        $ --     $     --      $      --             --      $      --
Issuance of stock to founders, April 12, 1999       230           2         --               48                            50
Stock Split - 900 to 1                          206,770       2,068         --           (2,068)                         --
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $15,668                                   69,000         690       93,642           --                          94,332
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $263,508                                 125,854       1,259    1,559,201           --                       1,560,460
Issuance of stock options to consultants
    for services rendered                          --          --         37,500           --                          37,500
Net loss for the year ended
    December 31, 1999                              --          --           --         (274,290)                     (274,290)
                                                -------      ------   ----------    -----------    -----------    -----------
Balance at December 31, 1999                    401,854       4,019    1,690,343       (276,310)                    1,418,052
Issuance of common stock in
    connection with merger                       97,556         976     (275,665)          --                        (274,689)
Exercise of warrants, March 15, 2000              3,778          37       48,838           --                          48,875
Exercise of warrants, August 4, 2000              9,333          93       11,574           --                          11,667
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              --          --        280,367           --                         280,367
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              --          --          2,574           --                           2,574
Purchase of treasury stock                         --          --           --             --          (12,500)       (12,500)
Net loss for the year ended
    December 31, 2000                              --          --           --       (1,317,228)          --       (1,317,228)
                                                -------      ------   ----------    -----------    -----------    -----------
Balance at December 31 , 2000                   512,521      $5,125   $1,758,031    $(1,593,538)       (12,500)   $   157,118
                                                -------      ------   ----------    -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Cumulative
                                                         For the       Period from       from
                                                         year ended    inception to  inception to
                                                         December 31,  December 31,  December 31,
                                                            2000           1999          2000
                                                         -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,317,228)   $ (274,290)   $(1,591,518)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation and amortization                        44,806         6,044         50,850
         Non-cash compensation expense                       263,837         3,188        267,025
         Changes in operating assets and liabilities:
            Accounts receivable                               (5,669)         --           (5,669)
            Other assets -- current                          (31,168)       (4,932)       (36,100)
            Other assets -- non-current                         --          (5,707)        (5,707)
            Accounts payable and accrued expenses             13,015        92,514        105,529
            Deferred revenue                                   2,736          --            2,736
                                                         -----------    ----------    -----------
   Net cash used in operating activities                  (1,029,671)     (183,183)    (1,212,854)
                                                         -----------    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in short term investments                        300,000      (300,000)          --
   Capital expenditures                                      (20,433)      (61,493)       (81,926)
   Capitalization of web-site development costs              (45,330)      (26,170)       (71,500)
   Cash acquired in merger                                     8,499          --            8,499
                                                         -----------    ----------    -----------
   Net cash provided by (used in) investing activities       242,736      (387,663)      (144,927)
                                                         -----------    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                                (25,000)         --          (25,000)
   Net changes in obligations under capital leases           (12,729)       21,902          9,173
   Capital contributions on initial capitalization              --              50             50
   Proceeds from exercise of warrants                         48,873          --           48,873
   Proceeds from private placement                                       1,654,792      1,654,792
   Repurchase of treasury stock                              (12,500)         --          (12,500)
                                                         -----------    ----------    -----------
   Net cash provided by financing activities                  (1,356)    1,676,744      1,675,388
                                                         -----------    ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              (788,291)    1,105,898        317,607

CASH AND CASH EQUIVALENTS, beginning of period             1,105,898          --             --
                                                         -----------    ----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $   317,607    $1,105,898    $   317,607
                                                         ===========    ==========    ===========

        The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

The Company was incorporated in Washington State, U.S.A. on December 28,1993 and changed its name from Allegiant Technologies Inc. to Shampan, Lamport Holdings Limited effective July 21, 1998. On February 4, 2000, the Company acquired all of the outstanding stock of takeoutmusic.com, Inc. ("takeoutmusic.com").In February 2000 the Company changed its name to takeoutmusic.com Holdings Corp. For accounting purposes, the acquisition has been treated as a recapitalization of takeoutmusic.com with takeoutmusic.com as the acquirer. The historical financial statements prior to February 4, 2000, are those of takeoutmusic.com, which was incorporated on April 12, 1999. See footnote 7 for a more complete description of this merger.

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

The Company plans to generate sufficient revenue through the various marketing services it offers to its clients to generate positive cash flow in 2001. There are no assurances the Company will be successful in generating this revenue. The Company has not to date identified additional sources of finance.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2000, the Company incurred losses of $1,317,228 and during the period from inception (April 12, 1999) to December 31, 2000 the Company incurred losses of $1,591,518. These losses, and the use of cash from operations and investing activities, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations, (b) obtain additional financing as may be required and (c) sustain revenue growth and ultimately attain profitability.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Revenue Recognition

Advertising, marketing and promotion revenues will be derived principally from short-term agreements. These revenues will be generally recognized ratably over the term of the agreements, provided the Company has no significant obligations and collection of receivable is probable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets

The Company's policy is to record long-lived assets at cost and amortize these costs over the expected useful life of the related assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2000.

Property and Equipment

Property and equipment are recorded at cost. All fixed assets are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line basis. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Organization Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5 and expenses all costs as incurred.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2000, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 and 1999 the carrying value of all financial instruments approximated fair value.

Risks and Uncertainties

The Company is in the development stage and is subject to various risks, including the need for additional financing, dependence on key personnel and the establishment of its operations as a viable business model. Furthermore, the Company is subject to the risks and uncertainties associated with Internet commerce. Reference is made to the risk factors disclosed in Part I, Item 1.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Diluted EPS for the years ended December 31, 2000 and 1999, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") while providing the necessary pro forma disclosures as if the fair value method had been applied.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2000 and 1999.

Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management has determined that it does not have any separately reportable business segments.

Costs of Computer Software Developed or Obtained for Internal Use

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 in 2000 did not have a material effect on the Company's financial statements.

Website Development Costs

The Company accounts for costs incurred related to website development in accordance with the provisions of Emerging Issues Task Force (EITF) 00-2, Accounting for Website Development Costs. Costs incurred in the application, infrastructure and development stages are capitalized and amortized straight line over a three year period commencing with the launch of the website. Certain costs related to planning, training, maintenance and other administrative functions are expensed as incurred. Through December 31, 2000 and 1999, costs capitalized by the Company of approximately $72,000 and $26,000, respectively, relate primarily to external direct costs related to website

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

development and are included in property and equipment in the accompanying balance sheets. For the years ended December 31, 2000 and 1999, amortization expense of approximately $16,000 and $2,000, respectively, is included in the accompanying statement of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently engage in derivative activity and does not expect the adoption of this standard to have a material effect on the Company's results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company adopted SAB 101 in the fourth quarter of 2000, and the adoption of SAB 101, as amended by SAB 101B, did not have a material impact on the Company's previously reported financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's current or historical financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

In September 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. Further, a consensus was reached that classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosures of Accounting Policies".

The Company currently records amounts billed for shipping and handling appropriately as revenue and the related costs are recorded as costs of goods sold. The Company adopted this consensus in the fourth quarter of 2000, which did not have a material impact on the Company's historical or current financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2000:

                                             2000
                                             ----
Computer equipment                         $62,968
Web site development costs                  71,570
Office equipment and furniture              18,888
                                          --------
                                           153,426
Less: Accumulated depreciation             (50,850)
                                          --------
                                          $102,576
                                          --------

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $44,806 and $6,044, respectively.

4. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2000 and 1999:

                                             2000
                                             ----
Professional Fees                          $28,901
Accrued Payroll Taxes                          -
Other                                       44,995
                                          --------
                                           $73,896
                                          --------

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2000 are as follows:

                                           2000
                                           ----
Deferred tax assets, net:
Net operating loss carryforwards       $ 1,591,518
Depreciation                               (44,806)
Accruals                                    73,896
Less-Valuation Allowance                (1,472,816)
                                       -----------
           Deferred tax assets, net    $     -
                                       -----------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31, 2000, the Company had a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $289,550. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2020 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its facilities under operating leases. The Company has prepaid its lease commitment for the period January 1, 2001 through January 31, 2002. Future minimum lease payments for all noncancelable leases at December 31, 2000 are as follows:

                                      Operating Lease
                                      ---------------
                        2001             $   -
                        2002              30,800
                        2003               2,800
                                         -------
                                         $33,600
                                         =======

Total rent expense for the year ended December 31, 2000 was approximately
$24,000.

Services Agreement

On January 1, 2000 the Company entered into an agreement with a vendor, pursuant to which the vendor agreed to provide services in exchange for 6,900 shares of common stock valued at approximately $100,000 at the date of the agreement. Services valued at approximately $33,000 were received to date and are included in the results of operations. The shares will be issued upon completion of the services under the agreement and such shares will be reflected in the financial statements at the then fair value.

Consulting Agreements

During 2000, the Company entered into consulting agreements with three of its advisors to the Board of Directors, which will continue for one year subject to renewal. The compensation under the agreement consists of initial grants of 1,150 stock options to each advisor at an exercise price of $14.49 per share and annual grants of 200 stock options commencing two years after the initial grant. The exercise price of the subsequent grants will be the then fair market value. The initial options vest ratably over two years, provided that the advisors are still providing consulting services to the Company and all stock options including the additional annual grants will terminate ten years after the date of the initial option grant. The options granted in 2000 have been valued at fair value of $24,150 using the Black-Scholes option pricing model. This will be charged ratably to operations over the vesting period.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

On January 13, 2000 the Company entered into a consulting agreement with one of its Board of Directors, which will continue for one year subject to renewal. The compensation under the agreement consists of initial grants of 3,450 stock options at an exercise price of $14.49 per share and an annual grant of 200 stock options commencing two years after the initial grant. The exercise price of the subsequent grants will be the then fair market value. The initial options vest ratably over two years, provided that the advisor is still providing consulting services to the Company and all stock options including the additional annual grants will terminate ten years after the date of the initial option grant. The options have been valued at fair value of $24,150 using the Black Scholes option pricing model. This will be charged ratably to operations over the vesting period. The Company and Director executed an addendum to the January 13, 2000 agreement on August 16, 2000, whereby a total of $50,000 would be paid to Director in consideration for the provision of future services to the Company.

On April 25, 2000 the Company entered into a consulting agreement with an independent contractor. The contractor provided public market consulting services to the Company. The compensation under the agreement consists of a grant of 6,000 non-qualified stock options at an exercise price of $50.00 per share. The stock options will terminate five years after the date of the option grant. The options have been valued at fair value of $102,000 using the Black-Scholes option pricing model which has been included in results of operations.

On July 24, 2000 the Company entered into a consulting agreement with an independent contractor. The compensation under the agreement consists of an initial grant of 3,450 non-qualified stock options at an exercise price of $25.78 per share. The options vest ratably over two years, provided that the consultant is still providing consulting services to the Company and the stock options will terminate ten years after the date of the initial option grant. The options have been valued at fair value of $43,126 using the Black-Scholes option pricing model. This will be charged ratably to operations over the vesting period. On September 8, 2000, an addendum was executed between the consultant and the Company whereby the consultant was paid $12,500 as compensation for services rendered on behalf of the company.

On August 1, 2000 the Company entered into a consulting agreement with an independent contractor. The contractor provided news content for the Company's web sites. The term of the agreement is one year. The compensation under the agreement consists of a grant to purchase $40,000 worth of non-qualified stock options at a varied exercise price. The number of Option Shares subject to this grant is as follows: On August 1, 2000 and each monthly anniversary thereof through and including July 1, 2001, Grantee will have the right to purchase an additional amount of option shares equal to the number obtained by dividing $3,333.00 by the applicable purchase price, which is the average trading price of the common stock for the ten trading (10) days immediately preceding the first day of each month during the term of the agreement. The stock options will terminate three years after the date of the initial option grant. Options to purchase a total of 1,280 shares were granted during 2000 under this agreement. The options have been valued at fair value of $4,290 using the Black-Scholes option pricing model which has been included in results of operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


7.  STOCKHOLDER'S EQUITY

Change in Authorized Number of Shares

In June 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 2,000,000 from 200 and to change the par value from no par value to par value per share of $0.01.

Stock Split

Effective June 1999, the Company authorized a 900-for-1 stock split of common shares. This has been accounted for as a dividend to the stockholders.

Private Placement

In July 1999, the Company issued 69,000 shares of its common stock in a private placement receiving net proceeds of $94,332 (after issuance costs of approximately $16,000).

In December 1999, the Company issued 125,853 shares of its common stock in a private placement receiving net proceeds of $1,560,460 (after issuance costs of approximately $264,000).

Warrant

(a) In connection with the December 1999 private placement, takeoutmusic.com issued a warrant to purchase an aggregate of 12,585 shares of takeoutmusic.com Common Stock to their placement agent at an exercise price of $0.67. The warrants are exercisable from the closing of the private placement (December 28, 1999). The expiration date of the warrant is December 28, 2004. The fair value of the warrant granted, using the Black-Scholes option pricing model was $89,778. takeoutmusic.com has recorded this as a transaction cost associated with the private placement.

(b) As of December 31, 2000, the Company has outstanding warrants, issued in connection with a private placement of common stock of Shampan during 1997, entitling the holders to purchase a total of 13,111 shares (post split) of common stock of the Company at $12.94 per share originally to expire October 15, 1999. During 1999, the expiration date of the warrants was extended to the close of business on October 15, 2004. On February 4, 2000, as part of the merger described below, warrants for the purchase of 18,667 shares, held by shareholders were further amended to provide for the cashless exercise of the warrants. In August 2000, 9,333 of the warrants were transferred to a shareholder and exercised at a reduced price of $0.05 per share

(c) On August 16, 2000 the Company granted warrants to purchase 600 shares of common stock at an exercise price of $18.75 per share to its former law firm as settlement for debt owed to the law firm for services rendered on behalf of the Company. The warrants will terminate three years after the date of the initial grant. The warrants have been valued at fair value of $2,850 using the Black- Scholes option pricing model. This has been included in results of operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Merger with Shampan Lamport Holdings Limited

On February 4, 2000, TOMCI Acquisition Corp., ("MergerSub"), a Delaware corporation and a wholly owned subsidiary of Shampan Lamport Holdings Limited ("Shampan"), a Washington corporation, merged with and into takeoutmusic.com, Inc., a Delaware corporation ("takeoutmusic.com"), pursuant to an Agreement and Plan of Merger dated January 26, 2000 (the "Merger Agreement"). takeoutmusic.com was the accounting acquirer in the merger. In connection with the Merger, Shampan changed its name to takeoutmusic.com Holdings Corp. Takeoutmusic.com was a development stage company engaged in the business of developing and marketing musical recordings and offering such recordings by direct file transfer or "downloading" to consumers over the Internet. Following the Merger, the business conducted by the Company was to be the business conducted by takeoutmusic.com prior to the merger.

Pursuant to the terms of the Merger Agreement, Shampan issued 401,854 shares of its authorized but previously unissued common stock to the former holders of takeoutmusic.com common stock based on a conversion ratio of 1.15 shares of Shampan's common stock for each share of takeoutmusic.com common stock issued and outstanding as of the effective time of the Merger. The shares issued to the former takeoutmusic.com stockholders represent approximately 80.5% of the outstanding common stock of Shampan following the Merger, and the shareholders of Shampan prior to the Merger represent approximately 19.5% of the outstanding Common Stock of Shampan following the Merger

In addition, all outstanding options and warrants to purchase takeoutmusic.com common stock were converted into options and warrants to purchase common stock of Shampan. The sole outstanding warrant to purchase an aggregate of 10,943 shares of takeoutmusic.com common stock at an exercise price of $16.75 was converted into a warrant to purchase an aggregate of 12,575 shares of Shampan common stock at an exercise price of $14.49. takeoutmusic.com employee stock options to purchase an aggregate of 15,675 shares of takeoutmusic.com common stock at an exercise price of $16.75 per share were converted into options to purchase 18,025 shares of Shampan' common stock at an exercise price of $14.49 per share.

8. NOTES PAYABLE

(a)      Notes Payable to Shareholder

                                                             December 31, 2000
                                                             ------------------

         Note payable to Shareholder (i)                         128,000
         Note payable to Shareholder (ii)                         55,000
                                                                 -------
                                                                 183,000
                                                                 -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


        (i)   Note payable to Shareholder - On February 13, 1997 the
              Company issued a note payable in connection with a proposed private placement of debt securities in the amount of $750,000. The Company was advanced the sum of $100,000 under the Note by the then President, Chief Executive Officer and Director of the Company, who resigned in February 2000. The
              Note is secured by the assets of the Company and bore interest at 10% per annum. On February 3, 2000 the Note was amended as follows:
                -  include accrued interest through December 31, 1999 of $28,000
                - commencing August, 2000, automatically convert into common stock at $87.50 per share post-split, if the market price of the common stock is equal to or in excess of $175 per share post split for a period of 10 consecutive trading days, and
                - accrue interest at 8% per annum payable on conversion or maturity.

              If not converted, the Note matures three years from the closing date of the Merger.

       (ii) Note payable to Shareholder - On May 1, 1998, the Company issued a note payable in connection with the receipt of $50,000 from the then President, Chief Executive Officer and Director of the Company, who resigned in February 2000. The Note is unsecured and bears interest at the fixed rate of 10% per annum. The Shareholder advanced the further sum of $5,000 in 1999. On July 31, 1999, the Shareholder agreed not to accrue interest thereafter on the Note. On February 3, 2000, the Note was amended to include, commencing six months from the closing of the Merger, the automatic conversion into common stock at $87.50 per share post split, if the market price of the common stock is equal to or in excess of $175.00 per share post split for a period of 10 consecutive trading days. If not converted the Note matures three years from the closing date of the Merger.

Both of the above notes include a beneficial conversion feature that will result in an interest charge if and when the price of the Company's stock exceeds $175 per share. Such charge will be imputed based on the difference between $87.50 and the then current fair value of the Company's stock. During the fiscal year ended December 31, 2000, the Company accrued interest payable in the amount of $10,454 on the then outstanding notes payable to the Shareholder.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


(b)      Note Payable
                                                             December 31, 2000
                                                             ------------------
         Note payable                                              42,500
                                                                   ------

Note payable, due November 4, 1998 to a former creditor of Shampan Lamport Holdings Limited (see Note 7). The Note is unsecured, non-interest bearing and currently in default.

9. INCENTIVE COMPENSATION PLAN

On July 16, 1999, the Company adopted the 1999 Incentive Compensation Plan (the "Plan"), under which incentive stock options, stock appreciation rights, restricted stock units, stock awards or cash awards may be granted to executives, employees, directors and other persons who provide services to the Company, to the extent deemed appropriate by the Compensation Committee of the Board of Directors. An aggregate of 48,000 shares of common stock of the Company have been reserved for delivery in connection with awards under the Plan.

Pursuant to SFAS 123, the Company has elected to account for the 1999 Plan under APB No. 25, under which no compensation expense is recognized for unit option awards granted at or above fair market value. As the exercise price of all options granted during 2000 and 1999 equaled or was greater than the fair market value, no deferred compensation expense was recorded. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service (or vesting) period.

Had the Company recognized compensation expense in accordance with SFAS 123, the Company's net loss would have been changed to the following pro forma amounts:

                                                 Year Ended              Year Ended
                                              December 31, 2000       December 31, 1999
                                              -----------------       -----------------
Net loss, as reported                            ($1,330,153)            (274,290)
Net Loss, pro forma                               (1,604,140)            (389,171)
Basic and diluted loss per share,
as reported                                            (2.68)               (1.15)
Basic and diluted loss per share,
pro forma                                              (3.23)               (1.64)

Stock option activity under the 1999 Stock Option Plan during the periods indicated is as follows:

                                                            Weighted
                                                       Average Exercise
                                    Options Granted          Price
                                    ---------------    ----------------
Outstanding at beginning of period       --                   --

                  Granted              25,120               $16.75
                  Forfeited              --                   --
                  Expired                --                   --
                  Exercised              --                   --
                                       ------               ------

Outstanding at December 31, 1999       25,120               $16.75
                                       ======               ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

takeoutmusic.com Holdings Corp.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS


                  Granted               4,750               $17.93
                  Forfeited              (230)               14.49
                  Expired              (2,990)               14.49
                  Exercised              --                   --
                                       ------               ------

Outstanding at December 31, 2000       26,650               $15.64
                                       ======               ======

As of December 31, 2000 and 1999 the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5 to 10 years; risk free interest rates of 6.00%; expected volatility of 46% and dividend yields of 0%.

The weighted-average remaining life of the options outstanding at December 31, 2000 and 1999 is 8.51 years and 9.74 years, respectively, and the weighted-average fair value of the options outstanding at December 31, 2000 and 1999 is $31.39 and $14.50, respectively.

As of December 31, 2000, the Company has 41,728 options exercisable and 6,272 options available for future grant under the 1999 Stock Option Plan.

10. RELATED PARTY TRANSACTIONS

Steven A. Saltzman, a Director of the Company during the fiscal year ended December 21, 2000, was paid $37,500 in consultant fees for international services rendered above and beyond the scope of his directorship, including introductions to international marketing partners and subsequent deal brokering with those companies. These consulting fees were not rendered to Mr. Saltzman as compensation for serving on Company's Board of Directors.

The Company has outstanding Notes Payable to the former President, Chief Executive Officer and Director of the Company, who resigned in February 2000. See Note 8.

11. SUBSEQUENT EVENTS

Reverse Stock Split

On February 9, 2001, the Company completed a reverse split of its common stock at the ratio of 1 post-split share for 25 pre-split shares of its Common Stock. With the completion of the 1-for-25 reverse stock split, the number of shares of common stock authorized is 2,000,000 shares, including approximately 560,000 shares issued and outstanding. All share and per share information included in these financial statements has been adjusted retroactively to reflect the reverse split.

--------------------------------------------------------------------------------
                                      F-17