Form 10QSB
period 2001-05-21
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2001-05-21
CIK 934880

TAKEOUTMUSIC COM HOLDINGS CORP



                               Filing Type: 10QSB
                          Description: Quarterly Report
                            Filing Date: May 21 ,2001
                           Period End: March 31, 2001


                       Primary Exchange: Over the Counter
                                  Ticker: TKMU

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Number of shares of common stock, par value
$.01 per share, outstanding as of May 1, 2001:           512,521 shares


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]




                         TAKEOUTMUSIC.COM HOLDINGS CORP.
                                   FORM 10-QSB
                                      INDEX

 PART I - FINANCIAL INFORMATION

           Item 1. - Financial Statements

               Balance Sheets as of March 31, 2001 and December 31, 2000

               Statements of Operations for the three months ended March 31, 2000 and March 31, 2001 and for the period from inception (April 12, 1999) through March 31, 2001

               Statement of Stockholders' Equity (Deficit) for the period from inception (April 12, 1999) through March 31, 2001

               Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 2001 and for the period from inception (April 12, 1999) to March 31, 2001

               Notes to Financial Statements

           Item 2. - Management's Discussion and Analysis and Plan of Operations


 PART II - OTHER INFORMATION

           Item 2. - Changes in Securities

           Item 4. - Submission of Matters to a Vote of Security Holders

           Item 6. - Exhibits and Reports on Form 8-K

                   SIGNATURE





takeoutmusic.com Holdings Corp.

(a development stage company)

BALANCE SHEETS


        ASSETS                                          March 31,  December 31,
                                                             2001      2000
                                                       (unaudited)
                                                     ----------- -----------
CURRENT ASSETS
     Cash and cash equivalents                        $   159,366   $  317,607
     Accounts receivable                                    3,151        5,669
     Other current assets                                 102,923      101,183
                                                      -----------   ----------
                     Total current assets                 265,440      424,459

PROPERTY AND EQUIPMENT, net                                90,998      102,576

OTHER ASSETS                                                5,707        5,707
                                                      -----------   ----------
                     Total assets                     $   362,145   $  532,742
                                                      ===========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and other current liabilities   $   155,686   $  138,215
     Notes payable                                         42,500       42,500
     Obligations under capital leases - current
        portion                                             6,969        9,173
     Deferred revenue                                      18,333        2,736
                                                      -----------   ----------
              Total current liabilities                   223,488      192,624
                                                      -----------   ----------




OTHER LIABILITIES
     Notes payable to shareholders                        183,000      183,000
                                                      -----------   ----------
                     Total liabilities                    406,488      375,624
                                                      -----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value; authorized
         2,000,000 shares; issued 512,521 shares            5,125        5,125
     Treasury stock                                       (12,500)     (12,500)
     Additional paid-in capital                         1,758,031    1,758,031
     Accumulated deficit during development stage      (1,794,999)  (1,593,538)
                                                      -----------   ----------
  Total stockholders' equity (deficit)                    (44,343)     157,118
                                                      -----------   ----------
  Total liabilities and stockholders' equity
                (deficit)                             $   362,145   $  532,742
                                                      ===========   ==========

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF OPERATIONS

                                                     For the period from
                                                     inception (April 12,
                                                   1999) through March 31,
                                                            2001
                                                        (unaudited)
                                                     ----------------------

REVENUE                                                    $    75,106
                                                           -----------
OPERATING EXPENSES:
     General and administration                              1,256,328
     Selling and marketing                                     258,869
     Business development                                      327,535
     Depreciation                                               64,468
                                                           -----------
                     Total operating expenses                1,907,200
                                                           -----------
                     Loss from operations                   (1,832,094)

INTEREST INCOME, net                                            39,115
                                                           -----------
                     Net loss                              $(1,792,979)
                                                           ===========
LOSS PER SHARE (BASIC AND DILUTED)                         $      (.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND
DILUTED)                                                     8,985,949

The accompanying notes are an integral part of these statements.


takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

                                            For the three months
                                                    ended
                                           ------------------------------
                                           March 31,           March 31,
                                              2000               2001
                                           (unaudited)        (unaudited)
                                          ------------        ------------
REVENUE                              $       2,972             $     21,394
                                          ------------        ------------
OPERATING EXPENSES:
     General and administration            180,870                  122,326
     Selling and marketing                  42,013                   44,419
     Business development                   94,186                   42,524
     Depreciation                            8,539                   13,618
                                         ------------             ------------
        Total operating expenses           325,608                  222,887
                                         ------------             ------------

        Loss from operations              (322,636)                (201,493)

INTEREST INCOME, net                        10,153                        32
                                          ------------             ------------
                     Net loss          $  (312,483)             $  (201,461)
                                          ============             ============
LOSS PER SHARE (BASIC AND DILUTED)     $     (0.03)             $     (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
           (BASIC AND DILUTED)            12,485,233               12,348,033




The accompanying notes are an integral part of these statements.



takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION(APRIL 12, 1999) THROUGH MARCH 31, 2001 (unaudited)

                                                                                  Accumulated
                                                 Common stock      Additional    deficit during
                                             ---------------------  paid-in        development   Treasury
                                              Shares     Amount     capital          stage        Shares      Total
                                            ---------    ------    ----------     -------------  ---------    --------
Balance at April 12, 1999                          --    $ --       $   --        $     --         --        $   --
Issuance of stock to founders, April 12, 1999     230         2         --              48         --            50
Stock Split - 900 to 1                        206,770     2,068         --          (2,068)        --            --
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $15,668                                 69,000       690         93,642          --         --           94,332
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $263,508                               125,854     1,259      1,559,201          --         --        1,560,460
Issuance of stock options to consultants
    for services rendered                          --       --          37,500          --         --           37,500
Net loss for the year ended
    December 31, 1999                              --       --            --      (274,290)        --         (274,290)
                                              -------   ------     -----------     -----------   -------     -----------
Balance at December 31, 1999                  401,854     4,019      1,690,343    (276,310)        --        1,418,052
Issuance of common stock in
    connection with merger                     97,556       976       (275,665)         --         --         (274,689)
Exercise of warrants, March 15, 2000            3,778        37         48,838          --         --           48,875
Exercise of warrants, August 4, 2000            9,333        93         11,574          --         --           11,667
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              --       --         280,367          --         --          280,367
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              --       --           2,574          --         --            2,574
Purchase of treasury stock                         --       --            --            --      (12,500)       (12,500)

Net loss for the year ended
    December 31, 2000                              --       --            --     (1,317,228)       --       (1,317,228)
                                                -------   ------   -----------   -----------    -------    -----------
Balance at December 31, 2000                    512,521    5,125     1,758,031   (1,593,538)    (12,500)       157,118

Net loss for the three months ended
    March 31, 2001                                 --       --          --           (201,461)      --         (201,461)
                                                -------   ------   -----------    -----------    -------    -----------
Balance at March 31, 2001                       512,521  $ 5,125   $ 1,758,031   $ (1,794,999)   (12,500)   $   (44,343)
                                                =======   ======   ===========    ===========    =======    ===========

The accompanying notes are an integral part of these statements.





takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENTS OF CASH FLOWS

                                                  For the period from inception
                                                    (April 12, 1999) through
                                                        March 31, 2001
                                                         (unaudited)
                                                        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(1,792,979)
 Adjustments to reconcile net loss to net cash used
         in operating activities:
              Depreciation and amortization                64,468
              Non-cash compensation expense               287,091
 Changes in operating assets and liabilities:
                    Accounts receivable                    (3,151)
                      Other assets                        (63,613)
                      Accounts payable
                        and accrued expenses              123,000
                      Deferred revenue                     18,333
                                                      -----------
 Net cash used in operating activities                 (1,366,851)
                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (83,966)
 Capitalization of web-site
   development costs                                      (71,500)
 Cash acquired in merger                                    8,499
                                                      -----------
Net cash used in investing activities                    (146,967)
                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions on initial capitalization               50
 Reduction in notes payable                               (25,000)
 Net changes in obligations under capital leases            6,969
 Proceeds from exercise of warrants                        48,873
 Repurchase of treasury stock                             (12,500)
 Proceeds from private placement                        1,654,792
                                                      -----------
 Net cash provided by financing activities              1,673,184
                                                      -----------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS                                         159,366

CASH AND CASH EQUIVALENTS, beginning of period               --
                                                      -----------
CASH AND CASH EQUIVALENTS, end of period              $   159,366
                                                      ===========

NON CASH TRANSACTION

Marketing services and related license agreement      $    25,000
                                                      ===========

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)


 STATEMENTS OF CASH FLOWS

                                                     For the three months ended
                                                   -----------------------------
                                                      March 31,       March 31,
                                                         2000           2001
                                                     (unaudited)    (unaudited)
                                                     ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (312,483)   $  (201,461)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                       8,539         13,618
       Non-cash compensation expense                       6,844         20,066
       Changes in operating assets
           and liabilities:
               Accounts receivable                       (16,708)         2,518
               Other assets                                 --          (21,806)
               Accounts payable
                 and accrued expenses                    101,578         17,471
               Deferred revenue                            7,167         15,597
                                                     -----------    -----------
 Net cash used in operating activities                  (205,063)      (153,997)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease in short term investments                300,000         --
       Capital expenditures                              (14,065)        (2,040)
       Capitalization of web-site
         development costs                               (11,789)        --
       Cash acquired in merger                             8,499         --
                                                     -----------    -----------
 Net cash provided by (used in)
   investing activities                                  282,645         (2,040)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of obligations under capital leases           (3,558)        (2,204)
                                                     -----------    -----------
 Net cash used in financing activities                    (3,558)        (2,204)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                         74,024       (158,241)
CASH AND CASH EQUIVALENTS, beginning of period         1,105,898        317,607
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $  1,179,922   $    159,366

NON CASH TRANSACTION

Marketing services and related license agreement    $    --             25,000
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

2.   BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to ensure that the information presented is not misleading. The results of operations for the interim reporting periods presented herein are not necessarily indicative of any future operating results.

The financial information as of December 31, 2000 is derived from the Company's Current Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities Exchange Commission. The interim financial statements presented herein should be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB.

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

As of March 31, 2001, the Company had an aggregate of 89,024 shares of common stock issuable upon the exercise of stock options and warrants.

4.   Reverse Stock Split

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

5.    Marketing Services Agreement

In March 2001, the Company entered into an agreement with a customer to provide online and offline marketing services in conjunction with annual events sponsored by the customer each March, through 2003. Under the terms of the agreement, the Company will generate total revenues of $25,000 plus fifty percent (50%) of the gross advertising revenues generated from sponsorship attached to the events. Included in revenues for the three months ended March 31, 2001 is $8,333 related to the agreement.

In conjunction with the above, the Company has also entered into a license agreement totaling $25,000 under which it retains the exclusive right to provide online and college marketing for the events. Of this amount, $8,333 is reflected in selling and marketing expense for the three months ended March 31, 2001.

Included in other current assets and deferred revenue at March 31, 2001 is $16,667 and $16,667, respectively, related to the above.

6. Consulting Agreement

On August 1, 2000 the Company entered into a consulting agreement with an independent contractor. The contractor provided news content for the Company's web sites. The term of the agreement is one year. The compensation under the agreement consists of a grant to purchase $40,000 worth of non-qualified stock options at a varied exercise price. The number of Option Shares subject to this grant is as follows: On August 1, 2000 and each monthly anniversary thereof through and including July 1, 2001, Grantee will have the right to purchase an additional amount of option shares equal to the number obtained by dividing $3,333.00 by the applicable purchase price, which is the average trading price of the common stock for the ten trading (10) days immediately preceding the first day of each month during the term of the agreement. The stock options will terminate three years after the date of the initial option grant. Options to purchase a total of 6,666 shares were granted during the three months ended March 31, 2001 under this agreement. The options have been valued at fair value of $2,574 using the Black-Scholes option pricing model.

6.    Services Agreement

On January 1, 2000 the Company entered into an agreement with a vendor, pursuant to which the vendor agreed to provide services in exchange for 6,900 shares of common stock valued at approximately $100,000 at the date of the agreement. Services valued at approximately $36,532 were received through March 31, 2001 and are included in the results of operations. The shares will be issued upon completion of the services under the agreement and such shares will be reflected in the financial statements at the then fair value.

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

Overview

The Company has a limited history of operations and no history of profitability. It was incorporated as Allegiant Technologies Inc. on December 28, 1993 and thereafter until the cessation of operations developed for sale various software products primarily for the Macintosh platform. On May 31, 1998 the Company sold its technology assets and product inventory to an arms length purchaser. On July 21, 1998, the Company changed its name to Shampan Lamport Holdings Limited and commenced a reorganization of its capital (see "Capital Reorganization - 2") and thereafter remained dormant in search of a new line of business.

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

The present business model of the Company is a significant alteration from the Company's initial model, which revolved around the selling or digital file transfer of compressed sound recordings and the sale of advertising on the Company's various web properties. The former business model of the Company exhausted a great deal of the Company's resources. The present business model is more conducive to revenue production and requires far less expenditure by the Company, particularly in the areas of advertising and marketing to attract visitors to the Company's various web sites, to drive the business model. The Company has trimmed expenses significantly as of the current quarter and the operations of the Company are far more efficient and streamlined than those attached to the previous business model.

As  of  March  31,  2001  the  Company  had  a  total  accumulated   deficit  of
approximately $1,794,999.

In reviewing Management's Discussion and Analysis and Plan of Operations, please refer to the Company's Financial Statements and the notes thereto included elsewhere in this Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Results of Operations

     The Company had approximately $21,394 in revenue for the three month period ending March 31, 2001 compared to approximately $2,972 in revenue for the comparable period in 2000. This revenue was generated from short-term marketing agreements initiated under the Company's current business plan. The interest income for the three month period ending March 31, 2001 decreased to approximately $32 compared to approximately $10,153 for the comparable period in 2000 as a result of interest earned on the proceeds from the private placement received in the fourth quarter of 1999.

     General and administration and business development expenses decreased for the three month 2001 period to approximately $122,326 and $42,524, respectively, from approximately $180,870 and $94, 186, respectively, for the comparable 2000 period due to the Company's change to a more efficient business model. Selling and marketing expenses increased for the three month 2001 period to approximately $44,419 from approximately $42,013 for the comparable 2000 period.

     The level of expenditures incurred by the Company in its efforts to develop its business has been subject to the availability of funding.

Liquidity and Capital Resources

     As of March 31, 2001 the Company had a cash balance of approximately $159,366 down from a total of approximately $317,607 of cash and short-term investments at December 31, 2000. Working capital decreased from the calendar 2000 year-end total of approximately $232,000, to approximately $42,000 as of March 31, 2001. The Company's total accumulated deficit also rose from the 2000 year-end balance of approximately $1,594,000 to approximately $1,795,000 at March 31, 2001, which amounts included charges to operations for non-cash compensation expense of approximately $264,000 and $10,000, respectively.

     The $183,000 included in Company long-term debt is represented by two notes.

     Since its inception (April 12, 1999), the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of common stock in private placements and upon exercise of warrants. In addition, during the three months ended March 31, 2001, the Company received proceeds aggregating approximately $15,000 in payments from customers for goods and services provided.

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

     Reference is made to the report of the Company's independent public accountants included in the Company's Annual Report on 10KSB for the year ended December 31, 2000, which included a modification to reflect the uncertainty related to the Company's ability to fund planned operations through the year 2001.

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



PART II - OTHER INFORMATION


Item 2. - Changes in Securities

     On February 9, 2001, the Company completed a reverse split of its common stock at the ratio of 1 post-split share for 25 pre-split shares of its Common Stock. With the completion of the 1-for-25 reverse stock split, the number of shares of common stock authorized is 4,000,000 shares, including approximately 560,000 shares issued and outstanding. All share and per share information included in these financial statements has been adjusted to reflect the reverse split.


Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

       The following exhibit is filed with this report:

       None.

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

    3.1.5 Articles of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Washington effective as of January 24, 2001 was filed on April 16, 2001 as Exhibit 3.(1)(5) to Current Report on Form 10-KSB and is hereby incorporated by reference.

     3.2 By-Laws filed on July 8, 1996 as Exhibit 3.2 to Registration Statement on Form SB-2 and is hereby incorporated by reference.


    (b)   Reports on Form 8-K

     No current report on Form 8-K was filed for the Company during the quarter ended March 31, 2001.




                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         takeoutmusic.com Holdings Corp.

Dated:  May 21, 2001                       By: /s/ John Lavallo
                                              ---------------------------
                                           John Lavallo
                                           Chief Operating Officer