Form 10QSB
period 2001-06-30
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2001-08-10
CIK 934880

TAKEOUTMUSIC.COM HOLDINGS CORP



                               Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: August 10, 2001
                            Period End: June 30, 2001


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

                  For the quarterly period ended June 30, 2001

                                       or

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

Number of shares of common stock, par value
$.01 per share, outstanding as of August 10, 2001:           512,521 shares


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         TAKEOUTMUSIC.COM HOLDINGS CORP.
                                   FORM 10-QSB
                                      INDEX

 PART I - FINANCIAL INFORMATION

           Item 1. - Financial Statements

               Balance Sheets as of June 30, 2001 and December 31, 2000

               Statements of Operations for the six months ended June 30, 2000 and June 30, 2001, three months ended June 30, 2000 and June 30, 2001, and for the period from inception (April 12, 1999) through June 30, 2001

               Statement of Stockholders' Equity (Deficit) for the period from inception (April 12, 1999) through June 30, 2001

               Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 2001 and for the period from inception (April 12, 1999) through June 30, 2001

               Notes to Financial Statements

           Item 2. - Management's Discussion and Analysis and Plan of Operations


 PART II - OTHER INFORMATION

           Item 2. - Changes in Securities

           Item 4. - Submission of Matters to a Vote of Security Holders

           Item 6. - Exhibits and Reports on Form 8-K

                   SIGNATURE
takeoutmusic.com Holdings Corp.

(a development stage company)

BALANCE SHEETS




        ASSETS                                    June 30,        December 31,
                                                    2001             2000
                                                -----------       -----------
                                                (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                  $    77,586       $  317,607
     Accounts receivable                             21,070            5,669
     Other current assets                            69,756          101,183
                                                -----------    -----------
                     Total current assets           168,412          424,459

PROPERTY AND EQUIPMENT, net                          77,323          102,576

OTHER ASSETS                                          5,707            5,707
                                               -----------       -----------
                     Total assets              $    251,442      $   532,742
                                               ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and other
            current liabilities                $    147,019      $   138,215
     Notes payable                                   42,500           42,500
     Obligations under capital leases                 3,414            9,173
     Deferred revenue                                21,377            2,736
                                                -----------       -----------
                     Total current liabilities      214,310          192,624
                                                -----------       -----------
OTHER LIABILITIES
     Notes payable to shareholders                  183,000          183,000
                                                -----------       -----------
                     Total liabilities              397,310          375,624
                                                -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value; authorized
         2,000,000 shares; issued 512,521 shares      5,125            5,125
     Treasury stock                                 (12,500)         (12,500)
     Additional paid-in capital                   1,763,179        1,758,031
     Accumulated deficit during
                development stage                (1,901,672)      (1,593,538)
                                                -----------       -----------
       Total stockholders' equity (deficit)        (145,868)          157,118
                                                -----------       -----------
       Total liabilities and stockholders'
                        equity (deficit)       $    251,442      $   532,742
                                                ===========       ===========

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF OPERATIONS

                                                      For the period from
                                                      inception (April 12,
                                                     1999) through June 30,
                                                         2001(unaudited)
                                                      ----------------------

REVENUE                                             $         138,160
                                                     ----------------------
OPERATING EXPENSES:
     General and administration                             1,331,681
     Selling and marketing                                    304,129
     Business development                                     361,145
     Depreciation                                              78,143
                                                     ----------------------
                     Total operating expenses               2,075,098
                                                     ----------------------
                     Loss from operations                  (1,936,938)

INTEREST INCOME, net                                           37,286
                                                    ----------------------
                     Net loss                       $      (1,899,652)
                                                    ======================

LOSS PER SHARE (BASIC AND DILUTED)                  $           (6.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND
DILUTED)                                                      300,777

The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

                                                    For the six months ended
                                                 -------------------------------
                                                    June 30,           June 30,
                                                      2000               2001
                                                  (unaudited)        (unaudited)
                                                 ------------        -----------
REVENUE                                            $13,244        $     84,448
                                                 ------------        -----------
OPERATING EXPENSES:
     General and administration                     586,475            197,679
     Selling and marketing                          159,193             89,679
     Business development                            87,563             76,134
     Depreciation                                    18,984             27,293
                                                 ------------        -----------
                     Total operating expenses       852,215            390,785
                                                 ------------        -----------

                     Loss from operations          (838,971)          (306,337)

INTEREST INCOME, net                                 19,807             (1,797)
                                                 ------------        -----------
                     Net loss                   $   (819,164)       $  (308,134)
                                                =============       ============

LOSS PER SHARE (BASIC AND DILUTED)              $      (0.07)       $     (0.60)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                (BASIC AND DILUTED)              12,540,514             512,521


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENTS OF OPERATIONS

                                                  For the three months ended
                                                ------------------------------
                                                 June 30,           June 30,
                                                   2000               2001
                                                (unaudited)        (unaudited)
                                               ------------        -----------
REVENUE                                         $   10,272         $   63,054
                                               ------------        -----------
OPERATING EXPENSES:
     General and administration                    408,953             75,353
     Selling and marketing                          65,007             45,260
     Business development                           42,202             33,610
     Depreciation                                   10,445             13,675
                                               ------------        -----------
                     Total operating expenses      526,607            167,898
                                               ------------        ------------
                     Loss from operations         (516,335)          (104,844)

INTEREST INCOME, net                                9,654              (1,829)
                                               ------------        -----------
                     Net loss                 $   (506,681)       $  (106,673)
                                               ============        ===========
LOSS PER SHARE (BASIC AND DILUTED)            $      (0.04)       $     (0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                (BASIC AND DILUTED)             12,580,776            512,521


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 12, 1999) THROUGH JUNE 30, 2001 (unaudited)

                                                                                     Accumulated
                                                    Common stock      Additional   deficit during
                                              ---------------------    paid-in      development    Treasury
                                               Shares      Amount     capital         stage        Stock          Total
                                              ---------    ------    ----------    -------------   ---------     --------

Balance at April 12, 1999                         -        $   -      $   -      $      -          $   -         $    -
Issuance of stock to founders, April 12, 1999     230           2         -             48             -              50
Stock Split - 900 to 1                        206,770       2,068         -         (2,068)            -              -
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $15,668                                69,000         690        93,642          -              -          94,332
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $263,508                              125,854        1,259    1,559,201          -              -       1,560,460
Issuance of stock options to consultants
    for services rendered                       -            -          37,500          -              -          37,500
Net loss for the year ended
    December 31, 1999                           -            -            -        (274,290)           -        (274,290)
                                             -------       ------    ----------   ------------   -----------    ---------
Balance at December 31, 1999                 401,854       4,019     1,690,343     (276,310)           -       1,418,052
Issuance of common stock in
    connection with merger                    97,556         976      (275,665)         -              -        (274,689)
Exercise of warrants, March 15, 2000           3,778          37        48,838          -              -          48,875
Exercise of warrants, August 4, 2000           9,333          93        11,574          -              -          11,667
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                            -           -         280,367          -              -         280,367
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                            -           -           2,574          -              -           2,574
Purchase of treasury stock                       -           -            -             -          (12,500)      (12,500)


Net loss for the year ended
    December 31, 2000                            -          -             -       (1,317,228)          -       (1,317,228)
                                             -------      ------    ----------    -----------    -----------    ---------
Balance at December 31, 2000                 512,521       5,125     1,758,031    (1,593,538)      (12,500)      157,118

Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                            -           -           5,148          -              -            5,148

Net loss for the six months ended
    June 30, 2001                                -           -            -         (308,134)          -        (308,134)
                                             -------      ------    ----------    ------------   -----------   ----------
Balance at June 30, 2001                     512,521      $5,125    $1,763,179    $(1,901,672)    $(12,500)    $(145,868)
                                             =======      ======    ==========    ============   ===========   ==========


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF CASH FLOWS

                                                          For the period from
                                                           inception (April 12,
                                                         1999) through June 30,
                                                            2001(unaudited)
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $       (1,899,652)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
           Depreciation and amortization                           78,143
           Non-cash compensation expense                          312,840
           Changes in operating assets and liabilities:
               Accounts receivable                                (21,070)
               Other assets                                       (51,047)
               Accounts payable and accrued expenses              114,333
               Deferred revenue                                    21,377
                                                        -----------------------
    Net cash used in operating activities                      (1,445,076)
                                                        -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (83,966)
    Capitalization of web-site development costs                  (71,500)
    Cash acquired in merger                                         8,499
                                                         -----------------------
    Net cash used in investing activities                        (146,967)
                                                         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions on initial capitalization                    50
    Reduction in notes payable                                    (25,000)
    Net changes in obligations under capital leases                 3,414
    Proceeds from exercise of warrants                             48,873
    Repurchase of treasury stock                                  (12,500)
    Proceeds from private placement                             1,654,792
                                                         -----------------------
    Net cash provided by financing activities                   1,669,629
                                                         -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         77,586

CASH AND CASH EQUIVALENTS, beginning of period                      -
                                                        -----------------------
CASH AND CASH EQUIVALENTS, end of period              $           77,586
                                                        =======================

NON-CASH TRANSACTION

Marketing services and related license agreement      $           25,000
                                                        =======================



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                   -----------------------------
                                                      June 30,         June 30,
                                                       2000             2001
                                                    (unaudited)      (unaudited)
                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $  (819,164)    $   (308,134)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                  18,984           27,293
         Non-cash compensation expense                 208,407           45,815
         Changes in operating assets and liabilities:
             Accounts receivable                        (3,268)         (15,401)
             Other assets                               89,100           (9,240)
             Accounts payable and accrued expenses     (25,000)           8,804
             Deferred revenue                            5,067           18,641
                                                    -------------   ------------
 Net cash used in operating activities                (525,874)        (232,222)
                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in short term investments                    300,000             -
 Capital expenditures                                  (17,914)          (2,040)
 Capitalization of web-site development costs          (34,035)            -
 Cash acquired in merger                                 8,499             -
                                                    -------------   ------------
 Net cash provided by (used in) investing activities   256,550           (2,040)
                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of obligations under capital leases         (6,248)          (5,759)
 Proceeds from exercise of warrants                     48,875             -
                                                    -------------   ------------
 Net cash provided by (used in) financing activities    42,627           (5,759)
                                                    -------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (226,697)        (240,021)

CASH AND CASH EQUIVALENTS, beginning of period        1,105,898         317,607
                                                    -------------   ------------
CASH AND CASH EQUIVALENTS, end of period           $    879,201    $     77,586
                                                    =============   ============



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

     As of June 30, 2001, the Company had an aggregate of 115,153 shares of common stock issuable upon the exercise of stock options and warrants.

4.   REVERSE STOCK SPLIT

     On February 9, 2001, the Company completed a reverse split of its common stock at the ratio of 1 post-split share for 25 pre-split shares of its Common Stock. With the completion of the 1-for-25 reverse stock split, the number of shares of common stock authorized is 2,000,000 shares, including 512,521 shares issued and outstanding. All share and per share information included in these financial statements has been adjusted retroactively to reflect the reverse split.

5.  MARKETING SERVICES AGREEMENTS

     In March 2001, the Company entered into an agreement with a customer to provide online and offline marketing services in conjunction with annual events sponsored by the customer each March, through 2003. Under the terms of the agreement, the Company will generate total revenues of $25,000 plus fifty percent (50%) of the gross advertising revenues generated from sponsorship attached to the events. Included in revenues for the six months ended June 30, 2001 is $8,333 related to the agreement.

     In conjunction with the above, the Company has also entered into a license agreement totaling $25,000 under which it retains the exclusive right to provide online and college marketing for the events. Of this amount, $8,333 is reflected in selling and marketing expense for the six months ended June 30, 2001.

     Included in other current assets and deferred revenue at June 30, 2001 is $16,667 and $16,667, respectively, related to the above.

     In June 2001, the Company entered into an agreement to perform consulting services for a world renowned media company through September 2001. The Company will earn revenues of $16,500 relating to this agreement.

6. VENDOR SERVICES AGREEMENT

     On January 1, 2000 the Company entered into an agreement with a vendor, pursuant to which the vendor agreed to provide services in exchange for 6,900 shares of common stock valued at approximately $100,000 at the date of the agreement. Services valued at approximately $36,532 were received through June 30, 2001 and are included in the results of operations for the six months ended June 30, 2001. The shares will be issued upon completion of the services under the agreement and such shares will be reflected in the financial statements at the then fair value.

7.  AGREEMENT WITH CONTRACTOR

     On August 1, 2000 the Company entered into a consulting agreement with an independent contractor. The contractor provided news content for the Company's web sites. The term of the agreement is one year. The compensation under the agreement consists of a grant to purchase $40,000 worth of non-qualified stock options at a varied exercise price. The number of Option Shares subject to this grant is as follows: On August 1, 2000 and each monthly anniversary thereof through and including July 1, 2001, Grantee will have the right to purchase an additional amount of option shares equal to the number obtained by dividing $3,333.00 by the applicable purchase price, which is the average trading price of the common stock for the ten trading (10) days immediately preceding the first day of each month during the term of the agreement. The stock options will terminate three years after the date of the initial option grant. Options to purchase a total of 24,219 shares were granted during the three months ended June 30, 2001 under this agreement. The options have been valued at fair value of $2,574 using the Black-Scholes option pricing model.

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

     The present business model of the Company is a significant alteration from the Company's initial model, which revolved around the selling or digital file transfer of compressed sound recordings and the sale of advertising on the Company's various web properties. The former business model of the Company exhausted a great deal of the Company's resources. The present business model is more conducive to revenue production and requires far less expenditure by the Company, particularly in the areas of advertising and marketing to attract visitors to the Company's various web sites, to drive the business model. The Company has trimmed expenses significantly and the operations of the Company are far more efficient and streamlined than those attached to the previous business model.

     As of June 30, 2001 the Company had a total accumulated deficit of approximately $1,901,672.

     In reviewing Management's Discussion and Analysis and Plan of Operations, please refer to the Company's Financial Statements and the notes thereto included elsewhere in this Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Results of Operations

     The Company had approximately $84,448 in revenue for the six month period ending June 30, 2001 compared to approximately $13,244 in revenue for the comparable period in 2000. This revenue was generated from short-term marketing agreements initiated under the Company's current business plan. The interest income for the six month period ending June 30, 2001 decreased to approximately $(1,797) compared to approximately $19,807 for the comparable period in 2000 as a result of interest earned on the proceeds from the private placement received in the fourth quarter of 1999.

     General and administration, selling and marketing and business development expenses decreased for the six month 2001 period to approximately $197,679, $89,679 and $76,134, respectively, from approximately $586,475, $159,193 and $87,563, respectively, for the comparable 2000 period due to the Company's change to a more efficient business model.

     The level of expenditures incurred by the Company in its efforts to develop its business has been subject to the availability of funding (see "Capital Reorganization - 7 and 8")


Liquidity and Capital Resources

     As of June 30, 2001 the Company had a cash balance of approximately $77,586 down from a total of approximately $317,607 of cash and short-term investments at December 31, 2000. Working capital decreased from the December 31, 2000 total of approximately $232,000, to approximately $(45,898) as of June 30, 2001. The Company's total accumulated deficit also rose from the December 31, 2000 balance of approximately $1,594,000 to approximately $1,901,672 at June 30, 2001, which amounts included charges to operations for non-cash compensation expense of approximately $264,000 and $45,815, respectively.

     The $183,000 included in Company long-term debt is represented by two Notes (see "Capital Reorganization - 6").

     Since its inception (April 12, 1999), the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of common stock in private placements and upon exercise of warrants. In addition, during the six months ended June 30, 2001, the Company received proceeds aggregating approximately $84,448 in payments from customers for goods and services provided.

     Based on reductions in operating expenses attributable to certain non-recurring expenditures in connection with the merger in February, 2000 and additional reductions in operating expenses that have been implemented, the Company believes its cash on hand and cash generated from operations will be sufficient to continue operations through the fourth quarter of 2002. However, the Company's projections of future cash needs and cash flows may differ from actual results.

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


Capital Reorganization

     The Company has undergone the following reorganization of its capital:

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

6. During May 1998, the Company borrowed $55,000 from a director of the Company. The proceeds were used to fund certain ongoing obligations of the Company. In addition, during May 1998, the Company negotiated new terms of payment on an outstanding secured promissory note in the amount of $100,000, which was in default as a result of the Company having failed to make timely interest payments. Subsequent to the year ended December 31, 1999, these notes were amended such that the principal together with accrued interest in the amount of $28,000($183,000 in total for the two notes) are automatically converted into common stock of the Company at $87.50 per share if the market price of the Company's common stock is equal to or in excess of $175.00 per share for a period of ten consecutive trading days at anytime after August 4, 2000 and before February 4, 2003. See Note 8 to the Financial Statements.

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

11. On February 9, 2001, the Company executed a one for twenty-five reverse split of its common stock.


PART II - OTHER INFORMATION


Item 2. - Changes in Securities

     On February 9, 2001, the Company completed a reverse split of its common stock at the ratio of 1 post-split share for 25 pre-split shares of its Common Stock. With the completion of the 1-for-25 reverse stock split, the number of shares of common stock authorized is 4,000,000 shares, including 512,521 shares issued and outstanding. All share and per share information included in these financial statements has been adjusted to reflect the reverse split.


Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

       The following exhibit is filed with this report:

None

    (b)   Reports on Form 8-K

     No current report on Form 8-K was filed for the Company during the quarter ended June 30, 2001.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                takeoutmusic.com Holdings Corp.

Dated:  August 10, 2001                       By: /s/ John Lavallo
                                              ---------------------------
                                             John Lavallo
                                             Chief Operating Officer