Form 10QSB
period 2001-09-30
TAKEOUTMUSIC COM HOLDINGS CORP
filed 2001-11-15
CIK 934880

TAKEOUTMUSIC.COM HOLDINGS CORP



                               Filing Type: 10QSB
                          Description: Quarterly Report
                         Filing Date: November 15, 2001
                         Period End: September 30, 2001


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

                For the quarterly period ended September 30, 2001

                                       or

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

                  Number of shares of common stock, par value
      $.01 per share, outstanding as of November 12, 2001: 512,521 shares


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            TAKEOUTMUSIC.COM HOLDINGS CORP.
                                   FORM 10-QSB
                                      INDEX

 PART I - FINANCIAL INFORMATION

           Item 1. - Financial Statements

               Balance Sheets as of September 30, 2001 and December 31, 2000

               Statements of Operations for the nine months ended September 30, 2000 and September 30, 2001, three months ended September 30, 2000 and September 30, 2001, and for the period from inception (April 12, 1999) through September 30, 2001

               Statement of Stockholders' Equity (Deficit) for the period from inception (April 12, 1999) through September 30, 2001

               Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 2001 and for the period from inception (April 12, 1999) through September 30, 2001

               Notes to Financial Statements

           Item 2. - Management's Discussion and Analysis and Plan of Operations


 PART II - OTHER INFORMATION

           Item 2. - Changes in Securities

           Item 4. - Submission of Matters to a Vote of Security Holders

           Item 6. - Exhibits and Reports on Form 8-K

                   SIGNATURE
takeoutmusic.com Holdings Corp.

(a development stage company)

BALANCE SHEETS



              ASSETS                     September 30,            December 31,
                                             2001                     2000
                                         -----------              -----------
                                         (unaudited)

CURRENT ASSETS
        Cash and cash equivalents      $    15,752               $   317,607
        Accounts receivable                 91,934                     5,669
        Other current assets                70,953                   101,183
                                         -----------              -----------
             Total current assets          178,639                   424,459

PROPERTY AND EQUIPMENT, net                 63,648                   102,576

OTHER ASSETS                                 5,707                     5,707
                                         -----------              -----------
             Total assets               $  247,994               $   532,742
                                         ===========              ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable and
        other current liabilities      $   175,016               $   138,215
        Notes payable                       42,500                    42,500
        Obligations under capital leases      -                        9,173
        Deferred revenue                    17,252                     2,736
                                         -----------              -----------
             Total current liabilities     234,768                   192,624
                                         -----------              -----------
OTHER LIABILITIES
        Notes payable to shareholders      183,000                   183,000
                                         -----------              -----------
            Total liabilities              417,768                    375,624
                                         -----------              -----------

STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, $0.01 par value;
        authorized 2,000,000 shares;
         issued 512,521 shares               5,125                      5,125
        Treasury stock                     (12,500)                   (12,500)
        Additional paid-in capital       1,780,037                  1,758,031
        Accumulated deficit during
                development stage       (1,942,436)                (1,593,538)
                                        -----------               -----------
            Total stockholders'
               equity (deficit)           (169,774)                   157,118
                                        -----------               -----------
            Total liabilities and
              stockholders' equity
                        (deficit)      $   247,994                $   532,742
                                        ===========               ===========


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF OPERATIONS

                                                      For the period from
                                                      inception (April 12,
                                                  1999) through September 30,
                                                         2001(unaudited)
                                                      ----------------------

REVENUE                                              $       288,273
                                                      ----------------------
OPERATING EXPENSES:
        General and administration                         1,437,976
        Selling and marketing                                342,771
        Business development                                 390,744
        Depreciation                                          91,818
                                                      ----------------------
                 Total operating expenses                  2,263,309
                                                      ----------------------
                 Loss from operations                     (1,965,036)

INTEREST INCOME, net                                          34,620
                                                      ----------------------
                              Net loss               $    (1,940,416)
                                                      ======================

LOSS PER SHARE (BASIC AND DILUTED)                   $         (6.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
(BASIC AND DILUTED)                                          319,834



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

                                                   For the nine months ended
                                               -------------------------------
                                               September 30,      September 30,
                                                   2000               2001
                                               (unaudited)        (unaudited)
                                               ------------       -----------
REVENUE                                      $     27,993        $   234,561
                                               ------------       -----------
OPERATING EXPENSES:
        General and administration                788,278            303,974
        Selling and marketing                     196,096            128,321
        Business development                      191,089            105,733
        Depreciation                               31,420             40,968
                                               ------------       -----------
                 Total operating expenses       1,206,883            578,996
                                               ------------       -----------

                 Loss from operations          (1,178,890)          (344,435)

INTEREST INCOME(EXPENSE), net                      27,658             (4,463)
                                                ------------      -----------
                              Net loss       $ (1,151,232)       $  (348,898)
                                               =============      ============

LOSS PER SHARE (BASIC AND DILUTED)           $      (2.25)       $     (0.68)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
(BASIC AND DILUTED)                                512,521           512,521


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENTS OF OPERATIONS

                                                   For the three months ended
                                               ------------------------------
                                               September 30,       September 30,
                                                   2000               2001
                                               (unaudited)        (unaudited)
                                               ------------       -----------
REVENUE                                      $     14,749        $   150,113
                                               ------------       -----------
OPERATING EXPENSES:
        General and administration                201,803            106,295
        Selling and marketing                      36,903             38,642
        Business development                      103,526             29,599
        Depreciation                               12,436             13,675
                                               ------------       -----------
                  Total operating expenses        354,668            188,211
                                               ------------       ------------
                  Loss from operations           (339,919)           (38,098)

INTEREST INCOME(EXPENSE), net                       7,851             (2,666)
                                               ------------        -----------
                              Net loss       $   (332,068)       $   (40,764)
                                               ============        ===========
LOSS PER SHARE (BASIC AND DILUTED)           $      (0.65)       $     (0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
(BASIC AND DILUTED)                                512,521           512,521


The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 12, 1999) THROUGH SEPTEMBER 30, 2001 (unaudited)

                                                                                     Accumulated
                                                    Common stock      Additional    deficit during
                                              ---------------------     paid-in       development     Treasury
                                               Shares        Amount     capital          stage         Stock           Total
                                              ---------     ------    ----------     -------------    ---------       --------

Balance at April 12, 1999                          -        $  -      $     -      $         -       $     -        $    -
Issuance of stock to founders, April 12, 1999       230           2         -                  48          -              50
Stock Split - 900 to 1                          206,770       2,068         -              (2,068)         -             -
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $15,668                                   69,000         690       93,642            -              -          94,332
Proceeds from issuance of common
    stock in connection with private
    placement, net of issuance costs
    of $263,508                                 125,854       1,259    1,559,201            -              -       1,560,460
Issuance of stock options to consultants
    for services rendered                          -           -          37,500            -              -          37,500
Net loss for the year ended
    December 31, 1999                              -           -             -           (274,290)         -        (274,290)
                                                -------      ------    ----------     ------------   -----------    ---------
Balance at December 31, 1999                    401,854       4,019    1,690,343         (276,310)        -        1,418,052
Issuance of common stock in
    connection with merger                       97,556         976     (275,665)           -             -         (274,689)
Exercise of warrants, March 15, 2000              3,778          37       48,838            -             -           48,875
Exercise of warrants, August 4, 2000              9,333          93       11,574            -             -           11,667
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              -           -         280,367            -             -          280,367
Issuance of stock options to suppliers
    and consultants for goods and
    services rendered                              -           -           2,574            -             -            2,574
Purchase of treasury stock                         -           -             -              -          (12,500)      (12,500)


Net loss for the year ended
    December 31, 2000                              -           -             -         (1,317,228)        -       (1,317,228)
                                                -------      ------    ----------      -----------   -----------    ---------
Balance at December 31, 2000                    512,521       5,125    1,758,031       (1,593,538)     (12,500)      157,118

Issuance of stock options to consultant
    for services rendered                          -           -           6,006            -             -            6,006

Issuance of stock warrants to
    employee for services rendered                 -           -          16,000            -             -           16,000

Net loss for the nine months ended
    September 30, 2001                             -           -             -           (348,898)        -         (348,898)
                                                -------      ------    ----------     ------------   -----------   ----------
Balance at September 30, 2001                   512,521      $5,125   $1,780,037    $  (1,942,436)    $(12,500)    $(169,774)
                                                =======      ======    ==========     ============   ===========   ==========



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.

(a development stage company)

STATEMENT OF CASH FLOWS

                                                        For the period from
                                                        inception (April 12,
                                                    1999) through September 30,
                                                          2001(unaudited)
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                      $            (1,940,416)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
                Depreciation and amortization                        91,818
                Non-cash compensation expense                       325,055
                Changes in operating assets
                   and liabilities:
                      Accounts receivable                           (91,934)
                      Other assets                                  (47,600)
                      Accounts payable
                        and accrued expenses                        142,329
                      Deferred revenue                               17,252
                                                    -----------------------
      Net cash used in operating activities                      (1,503,496)
                                                    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                          (83,966)
      Capitalization of web-site development costs                  (71,500)
      Cash acquired in merger                                         8,499
                                                    -----------------------
      Net cash used in investing activities                        (146,967)
                                                    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contributions on initial capitalization                    50
      Reduction in notes payable                                    (25,000)
      Proceeds from exercise of warrants                             48,873
      Repurchase of treasury stock                                  (12,500)
      Proceeds from private placement                             1,654,792
                                                    -----------------------
      Net cash provided by financing activities                   1,666,215
                                                    -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            15,752

CASH AND CASH EQUIVALENTS, beginning of period                           -
                                                    -----------------------
CASH AND CASH EQUIVALENTS, end of period            $                15,752
                                                    =======================

NON-CASH TRANSACTION

Marketing services and related license agreement    $               25,000
                                                    =======================



The accompanying notes are an integral part of these statements.

takeoutmusic.com Holdings Corp.
(a development stage company)

STATEMENTS OF CASH FLOWS

                                                     For the nine months ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                      2000             2001
                                                   (unaudited)      (unaudited)
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (1,151,232)   $ (348,898)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                    31,420        40,968
        Non-cash compensation expense                   335,849        58,030
        Changes in operating assets and liabilities:
                   Accounts receivable                   (6,000)      (86,265)
                   Other assets                         (29,235)       (5,793)
                   Accounts payable and accrued expenses  2,975        36,800
                   Deferred revenue                         667        14,516
                                                    -----------     ------------
      Net cash used in operating activities            (815,556)     (290,642)
                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in short term investments                300,000            -
      Capital expenditures                              (17,914)       (2,040)
      Capitalization of web-site development costs      (45,400)           -
      Cash acquired in merger                             8,499            -
                                                    -----------     ------------
      Net cash provided by (used in)
                investing activities                    245,183        (2,040)
                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Reduction in notes payable                        (25,000)           -
      Repayments of obligations under capital leases     60,542            -
                                                    -----------     ------------
      Net cash provided by (used in)
               financing activities                      26,079        (9,173)
                                                    -----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (544,294)     (301,855)

CASH AND CASH EQUIVALENTS, beginning of period        1,105,898       317,607
                                                    -----------     ------------
CASH AND CASH EQUIVALENTS, end of period           $    561,604    $   15,752
                                                    ===========     ============
Supplemental disclosure of cash flow information: Non-cash investing and financing activities:

                Net liabilities assumed in merger  $    274,689    $       -
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

As of September 30, 2001, the Company had an aggregate of 202,822 shares of common stock issuable upon the exercise of stock options and warrants.

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

5.  MARKETING SERVICES AGREEMENTS

In March 2001, the Company entered into an agreement with a customer to provide online and offline marketing services in conjunction with annual events sponsored by the customer each March, through 2003. Under the terms of the agreement, the Company will generate total revenues of $25,000 plus fifty percent (50%) of the gross advertising revenues generated from sponsorship attached to the events. Included in revenues for the nine months ended September 30, 2001 is $8,333 related to the agreement.

In conjunction with the above, the Company has also entered into a license agreement totaling $25,000 under which it retains the exclusive right to provide online and college marketing for the events. Of this amount, $8,333 is reflected in selling and marketing expense for the nine months ended September 30, 2001.

Included in other current assets and deferred revenue at September 30, 2001 is $16,667 and $16,667, respectively, related to the above.

6. VENDOR SERVICES AGREEMENT

On January 1, 2000 the Company entered into an agreement with a vendor, pursuant to which the vendor agreed to provide services in exchange for 6,900 shares of common stock valued at approximately $100,000 at the date of the agreement. Services valued at approximately $36,532 were received through September 30, 2001 and are included in the results of operations for the nine months ended September 30, 2001. The shares will be issued upon completion of the services under the agreement and such shares will be reflected in the financial statements at the then fair value.

7.  AGREEMENT WITH CONTRACTOR

On August 1, 2000 the Company entered into a consulting agreement with an independent contractor. The contractor provided news content for the Company's web sites. The term of the agreement is one year. The compensation under the agreement consists of a grant to purchase $40,000 worth of non-qualified stock options at a varied exercise price. The number of Option Shares subject to this grant is as follows: On August 1, 2000 and each monthly anniversary thereof through and including July 1, 2001, Grantee has the right to purchase an additional amount of option shares equal to the number obtained by dividing $3,333.00 by the applicable purchase price, which is the average trading price of the common stock for the ten trading (10) days immediately preceding the first day of each month during the term of the agreement. The stock options will terminate three years after the date of the initial option grant. Options to purchase a total of 6,666 shares were granted during the three months ended September 30, 2001 under this agreement. The options have been valued at fair value of $858 using the Black-Scholes option pricing model.


8. WARRANTS ISSUED TO EMPLOYEE

In August 16, 2001 the Company issued 80,000 warrants to an employee and officer in lieu of salary for September and October 2001. The warrants were issued at an exercise price of $0.10 which represents a discount from the average bid and ask price of the Company's stock of $0.30 on issuance date. The warrants, exercisable five years from date of issuance, have been valued at $16,000, $8,000 of which is included in the statement of operations for the three months ended September 30, 2001.

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

     As of September 30, 2001 the Company had a total accumulated deficit of approximately $1,942,436.

     In reviewing Management's Discussion and Analysis and Plan of Operations, please refer to the Company's Financial Statements and the notes thereto included elsewhere in this Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


Results of Operations

     The Company had approximately $234,561 in revenue for the nine month period ending September 30, 2001 compared to approximately $27,993 in revenue for the comparable period in 2000. This revenue was generated from short-term marketing agreements initiated under the Company's current business plan. The interest income for the nine month period ending September 30, 2001 decreased to approximately $(4,463) compared to approximately $27,658 for the comparable period in 2000 as a result of interest earned on the proceeds from the private placement received in the fourth quarter of 1999.

     General and administration, selling and marketing and business development expenses decreased for the nine month 2001 period to approximately $303,974, $128,321 and $105,733, respectively, from approximately $788,278, $196,096 and $191,089, respectively, for the comparable 2000 period due to the Company's change to a more efficient business model.

     The level of expenditures incurred by the Company in its efforts to develop its business has been subject to the availability of funding (see "Capital Reorganization - 7 and 8")


Liquidity and Capital Resources

     As of September 30, 2001 the Company had a cash balance of approximately $16,000 down from a total of approximately $317,000 of cash and short-term investments at December 31, 2000. Working capital decreased from the December 31, 2000 total of approximately $232,000, to approximately $(56,129) as of September 30, 2001. The Company's total accumulated deficit also rose from the December 31, 2000 balance of approximately $1,594,000 to approximately $1,942,000 at September 30, 2001, which amounts included charges to operations for non-cash compensation expense of approximately $264,000 and $58,030, respectively.

     The $183,000 included in Company long-term debt is represented by two Notes (see "Capital Reorganization - 6").

     Since its inception (April 12, 1999), the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of common stock in private placements and upon exercise of warrants. In addition, during the nine months ended September 30, 2001, the Company received proceeds aggregating approximately $234,561 in payments from customers for goods and services provided.

     Based on reductions in operating expenses attributable to certain non-recurring expenditures in connection with the merger in February, 2000 and additional reductions in operating expenses that have been implemented, the Company believes its cash on hand and cash generated from operations will be sufficient to continue operations through the first quarter of 2002. However, the Company's projections of future cash needs and cash flows may differ from actual results.

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


Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

       The following exhibit is filed with this report:

None

    (b)   Reports on Form 8-K

         No current report on Form 8-K was filed for the Company during the quarter ended September 30, 2001.





                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         takeoutmusic.com Holdings Corp.

Dated:  November 15, 2001                       By: /s/ John Lavallo
                                              ---------------------------
                                             John Lavallo
                                             Chief Operating Officer